Form 10-Q
period 1994-05-06
PENNSYLVANIA ELECTRIC CO
filed 1994-03-31
CIK 77227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended     March 31, 1994

                                       OR

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________ to _______________

                        Commission file number   1-3522

                       Pennsylvania Electric Company
            (Exact name of registrant as specified in its charter)

            Pennsylvania                                  25-0718085
    (State or other jurisdiction of                   (I.R.S. Employer)
     incorporation or organization)                   Identification No.)

             1001 Broad Street
          Johnstown, Pennsylvania                          15907
   (Address of principal executive offices)            (Zip Code)

                                 (814) 533-8111
               (Registrant's telephone number, including area code)

                                      N/A
 (Former name, former address and former fiscal year, if changed since last report.)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.  Yes  X   No

       The number of shares outstanding of each of the issuer's classes of voting stock, as of April 30, 1994, was as follows:

       Common stock, par value $20 per share:  5,290,596 shares outstanding.





                          Pennsylvania Electric Company
                          Quarterly Report on Form 10-Q
                                 March 31, 1994



                                Table of Contents



                                                              Page

 PART I - Financial Information

  Financial Statements:
        Balance Sheets                                           3
        Statements of Income                                     5
        Statements of Cash Flows                                 6

  Notes to Financial Statements                                  7

  Management's Discussion and Analysis of
    Financial Condition and Results of
    Operations                                                  17


 PART II - Other Information                                    21


 Signatures                                                     22


                        _________________________________







  The financial statements (not examined by independent accountants) reflect all adjustments (which consist of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, subject to the ultimate resolution of the various matters as discussed in Note 1 to the Consolidated Financial Statements.

                        PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                                      Consolidated Balance Sheets

                                                                         In Thousands
                                                                   March 31,     December 31,
                                                                     1994            1993
                                                                 (Unaudited)
        ASSETS
        Utility Plant:
          In service, at original cost                           $2 452 996       $2 429 557
          Less, accumulated depreciation                            898 497          887 281
            Net utility plant in service                          1 554 499        1 542 276
          Construction work in progress                              83 487           81 420
          Other, net                                                 33 561           35 614
            Net utility plant                                     1 671 547        1 659 310


        Current Assets:
          Cash and temporary cash investments                         1 548            1 622
          Special deposits                                            2 635            2 622
          Accounts receivable:
            Customers, net                                           70 344           64 913
            Other                                                    22 621            9 824
          Unbilled revenues                                          25 183           28 942
          Materials and supplies, at average cost or less:
            Construction and maintenance                             47 405           46 994
            Fuel                                                     18 158           20 590
          Deferred energy costs                                      24 587           17 047
          Deferred income taxes                                       1 234              790
          Prepayments                                                22 931            6 630
              Total current assets                                  236 646          199 974


        Deferred Debits and Other Assets:
          Three Mile Island Unit 2 deferred costs                    64 692           64 638
          Deferred income taxes                                      67 918           64 577
          Income taxes recoverable through future rates             235 489          234 026
          Decommissioning funds                                      26 507           24 657
          Nuclear fuel disposal fee                                     377              486
          Other                                                      59 168           53 672
              Total deferred debits and other assets                454 151          442 056




              Total Assets                                       $2 362 344       $2 301 340




        The accompanying notes are an integral part of the consolidated financial statements.

                        PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                                      Consolidated Balance Sheets

                                                                        In Thousands
                                                                  March 31,     December 31,
                                                                    1994            1993
                                                                 (Unaudited)
        LIABILITIES AND CAPITAL
        Capitalization:
          Common stock                                           $  105 812       $  105 812
          Capital surplus                                           265 486          265 486
          Retained earnings                                         361 039          328 290
              Total common stockholder's equity                     732 337          699 588
          Cumulative preferred stock                                 61 842           61 842
          Long-term debt                                            576 474          524 491
              Total capitalization                                1 370 653        1 285 921


        Current Liabilities:
          Debt due within one year                                   70 008           70 008
          Notes payable                                              69 679          102 356
          Obligations under capital leases                           22 997           23 333
          Accounts payable:
            Affiliates                                                5 406            6 025
            Others                                                   71 641           85 254
          Taxes accrued                                              21 272           11 978
          Interest accrued                                           15 607           15 369
          Vacations accrued                                          12 259           11 956
          Other                                                      16 317           13 511
              Total current liabilities                             305 186          339 790

        Deferred Credits and Other Liabilities:
          Deferred income taxes                                     459 441          455 076
          Unamortized investment tax credits                         49 844           51 775
          Three Mile Island Unit 2 future costs                      79 817           79 967
          Nuclear fuel disposal fee                                  12 499           12 401
          Other                                                      84 904           76 410
              Total deferred credits and other liabilities          686 505          675 629

        Commitments and Contingencies (Note 1)





              Total Liabilities and Capital                      $2 362 344       $2 301 340




        The accompanying notes are an integral part of the consolidated financial statements.

                      PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                                Consolidated Statements of Income
                                           (Unaudited)
                                                                      In Thousands
                                                                      Three Months
                                                                     Ended March 31,
                                                                   1994           1993
          Operating Revenues                                     $247 180      $231 148

          Operating Expenses:
            Fuel                                                   46 018        48 105
            Power purchased and interchanged:
              Affiliates                                              809         1 023
              Others                                               44 311        25 850
            Deferral of energy costs, net                          (7 592)          872
            Other operation and maintenance                        61 819        51 368
            Depreciation and amortization                          20 520        20 057
            Taxes, other than income taxes                         16 842        15 537
               Total operating expenses                           182 727       162 812

          Operating Income Before Income Taxes                     64 453        68 336
            Income taxes                                           18 436        23 057
          Operating Income                                         46 017        45 279

          Other Income and Deductions:
            Allowance for other funds used during
              construction                                            415             -
            Other income, net                                      12 330          (196)
            Income taxes                                           (5 206)          (12)
               Total other income and deductions                    7 539          (208)

          Income Before Interest Charges                           53 556        45 071

          Interest Charges:
            Interest on long-term debt                             11 710        11 053
            Other interest                                          3 342         1 171
            Allowance for borrowed funds used
              during construction                                    (461)         (365)
               Total interest charges                              14 591        11 859


          Net Income                                               38 965        33 212
            Preferred stock dividends                                 908         1 416
          Earnings Available for Common Stock                    $ 38 057      $ 31 796



          The accompanying notes are an integral part of the consolidated financial statements.

                           PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                                    Consolidated Statements of Cash Flows
                                                 (Unaudited)
                                                                      In Thousands
                                                                      Three Months
                                                                     Ended March 31,
                                                                    1994          1993
          Operating Activities:
            Income before preferred dividends                    $  38 965     $  33 212
            Adjustments to reconcile income to cash provided:
              Depreciation and amortization                         16 977        19 525
              Amortization of property under capital leases          2 008         2 252
              Nuclear outage maintenance costs, net                    786           675
              Deferred income taxes and investment tax
                credits, net                                         7 065           730
              Deferred energy costs, net                            (7 540)        1 092
              Accretion income                                        (200)         (200)
              Allowance for other funds used during construction      (416)            -
            Changes in working capital:
              Receivables                                          (14 469)       (3 204)
              Materials and supplies                                 2 022         4 345
              Special deposits and prepayments                     (16 330)      (20 217)
              Payables and accrued liabilities                      12 562        15 181
            Other, net                                              (3 777)       (4 797)
                 Net cash provided by operating activities          37 653        48 594

          Investing Activities:
            Cash construction expenditures                         (46 498)      (28 848)
            Contributions to decommissioning trust                  (1 638)         (233)
            Other, net                                                   -          (113)
                 Net cash used for investing activities            (48 136)      (29 194)

          Financing Activities:
            Issuance of long-term debt                              89 400        29 820
            Decrease in notes payable, net                         (32 663)      (25 664)
            Capital lease principal payments                        (2 420)       (1 771)
            Retirement of long-term debt                           (38 000)            -
            Dividends paid on common stock                          (5 000)      (20 000)
            Dividends paid on preferred stock                         (908)       (1 416)
                 Net cash provided (required) by
                  financing activities                              10 409       (19 031)

          Net increase (decrease) in cash and temporary
            cash investments from above activities                     (74)          369
          Cash and temporary cash investments,
            beginning of year                                        1 622           659
          Cash and temporary cash investments, end of period     $   1 548     $   1 028

          Supplemental Disclosure:
            Interest paid (net of amount capitalized)            $  14 525     $  10 944
            Income taxes paid                                    $   4 279     $   4 121
            New capital lease obligations incurred               $   1 342     $   1 002


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

      The Company is affiliated with Jersey Central Power & Light Company (JCP&L) and Metropolitan Edison Company (Met-Ed). The Company, JCP&L and Met-Ed are referred to herein as the "Company and its affiliates". The Company is also affiliated with GPU Service Corporation (GPUSC), a service company; GPU Nuclear Corporation (GPUN), which operates and maintains the nuclear units of the Company and its affiliates; and Energy Initiatives, Inc.
 (EI). In April 1994, General Portfolios Corporation (GPC) merged into EI, formerly a subsidiary of GPC. EI develops, owns, and operates nonutility generating facilities. The Company and its affiliates including GPUSC, GPUN and GPC considered together are referred to as the "GPU System."

      These notes should be read in conjunction with the notes to consolidated financial statements included in the 1993 Annual Report on Form 10-K. The year-end condensed balance sheet data contained in the attached financial statements were derived from audited financial statements. For disclosures required by generally accepted accounting principles, see the 1993 Annual Report on Form 10-K.


 1.   COMMITMENTS AND CONTINGENCIES

 NUCLEAR FACILITIES

      The Company has made investments in two major nuclear projects -- Three Mile Island Unit 1 (TMI-1), which is an operational generating facility, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident. At March 31, 1994, the Company's net investment in TMI-1, including nuclear fuel, was $162 million. TMI-1 and TMI-2 are jointly owned by the Company, JCP&L and Met-Ed in the percentages of 25%, 25% and 50%, respectively.

      Costs associated with the operation, maintenance and retirement of nuclear plants continue to be significant and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements and safety standards and experience gained in the construction and operation of nuclear facilities. The Company and its affiliates may also incur costs and experience reduced output at their nuclear plants because of the design criteria prevailing at the time of construction and the age of the plants' systems and equipment. In addition, for economic or other reasons, operation of these plants for the full term of their now assumed lives cannot be assured. Also, not all risks associated with ownership or operation of nuclear facilities may be adequately insured or insurable. Consequently, the ability of electric utilities to obtain adequate

 Pennsylvania Electric Company and Subsidiary Companies


 and timely recovery of costs associated with nuclear projects, including replacement power, any unamortized investment at the end of the plants' useful life (whether scheduled or premature), the carrying costs of that investment and retirement costs, is not assured. Management intends, in general, to seek recovery of any such costs described above through the ratemaking process, but recognizes that recovery is not assured.

 TMI-2:

      The 1979 TMI-2 accident resulted in significant damage to, and contamination of, the plant and a release of radioactivity to the environment. The cleanup program was completed in 1990. After receiving Nuclear Regulatory Commission (NRC) approval, TMI-2 entered into long-term monitored storage in December 1993.

      As a result of the accident and its aftermath, approximately 2,100 individual claims for alleged personal injury (including claims for punitive damages), which are material in amount, have been asserted against the Company and its affiliates and GPU and the suppliers of equipment and services to TMI-2, and are pending in the United States District Court for the Middle District of Pennsylvania. Some of such claims also seek recovery on the basis of alleged emissions of radioactivity before, during and after the accident.

      If, notwithstanding the developments noted below, punitive damages are not covered by insurance and are not subject to the liability limitations of the federal Price-Anderson Act, punitive damage awards could have a material adverse effect on the financial position of the GPU System.

      At the time of the TMI-2 accident, as provided for in the federal Price-Anderson Act, the Company and its affiliates had (a) primary financial protection in the form of insurance policies with groups of insurance companies providing an aggregate of $140 million of primary coverage, (b) secondary financial protection in the form of private liability insurance under an industry retrospective rating plan providing for premium charges deferred in whole or in major part under such plan, and (c) an indemnity agreement with the NRC, bringing their total primary and secondary insurance financial protection and indemnity agreement with the NRC up to an aggregate of $560 million, which is the ceiling established by the Price-Anderson Act on the aggregate public liability that may be imposed upon them for the TMI-2 accident.

      The insurers of TMI-2 have been providing a defense against all TMI-2 accident related claims against the Company and its affiliates and GPU and their suppliers under a reservation of rights with respect to any award of punitive damages. However, the defendants in the TMI-2 litigation and the insurers agreed, on March 30, 1994, that the insurers would withdraw their reservation of rights.

      In June 1993, the Court agreed to permit pre-trial discovery on the punitive damage claims to proceed. A trial of twelve allegedly representative cases is scheduled to begin in October 1994. On February 18, 1994 the Court held that the plaintiffs' claims for punitive damages are not barred by the

 Pennsylvania Electric Company and Subsidiary Companies


 Price-Anderson Act to the extent that the funds to pay punitive damages do not come out of the U.S. Treasury. The Court also denied on February 18, 1994, the defendants' motion seeking a dismissal of all cases on the grounds that the defendants complied with applicable federal safety standards regarding permissible radiation releases from TMI-2 and that, as a matter of law, the defendants therefore did not breach any duty that they may have owed to the individual plaintiffs. The Court stated that a dispute about what radiation and emissions were released cannot be resolved on a motion for summary judgment.

      In an Order issued April 20, 1994, the Court: (1) noted that the plaintiffs have agreed to seek punitive damages only against the Company and its affiliates and GPU; and (2) denied the defendants' motions for interlocutory appeal of the Court's Orders of February 18, 1994, stating in part that the Court is of the opinion that any punitive damages owed must be paid out of and limited to the amount of primary and secondary insurance under the Price-Anderson Act and, accordingly, evidence of the defendants' net worth is not relevant in the pending proceeding.


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

 Pennsylvania Electric Company and Subsidiary Companies


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

 TMI-1:

      Effective October 1993, the Pennsylvania Public Utility Commission (PaPUC) approved a rate change for the Company which increased the collection of revenues for decommissioning costs for TMI-1 based on its share of the NRC funding target and nonradiological cost of removal as estimated in the site-specific study. Collections from customers for decommissioning expenditures are deposited in external trusts and are classified as Decommissioning Funds on the balance sheet, which includes the interest earned on these funds. Provision for the future expenditure of these funds has been made in accumulated depreciation, amounting to $5 million at March 31, 1994. These decommissioning costs are accrued and charged to depreciation expense over the expected service life of each nuclear plant.

      Management believes that any TMI-1 retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable through the ratemaking process.

 TMI-2:

      The Company and its affiliates have recorded a liability amounting to $229 million (of which the Company's share was $57 million) as of March 31, 1994, for the radiological decommissioning of TMI-2, reflecting the NRC funding target (unadjusted for an immaterial decrease in 1993). The Company and its affiliates record escalations, when applicable, in the liability based upon changes in the NRC funding target. The Company and its affiliates have also recorded a liability in the amount of $20 million (of which the Company's share was $5 million) for incremental costs specifically attributable to

 Pennsylvania Electric Company and Subsidiary Companies


 monitored storage. Such costs are expected to be incurred between 1994 and 2014, when decommissioning is forecast to begin. In addition, the Company and its affiliates have a remaining liability in the amount of $70 million (of which the Company's share is $17.5 million), for nonradiological cost of removal. The above amounts for retirement costs and monitored storage are reflected as Three Mile Island Unit 2 Future Costs on the balance sheet. The Company has made a nonrecoverable contribution of $20 million to an external decommissioning trust relating to its share of the accident-related portion of the decommissioning liability. Earnings resulting from decommissioning funds provided by customers are offset against amounts collectible from customers in Three Mile Island Unit 2 Deferred Costs on the balance sheet.

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

      As a result of TMI-2's entering long-term monitored storage, the Company and its affiliates are incurring incremental annual storage costs of $1 million (of which the Company's share is $.25 million). The Company and its affiliates have deferred the $20 million (of which the Company's share was $5 million) for the total estimated incremental costs attributable to monitored storage through 2014, the expected retirement date of TMI-1. The Company believes these costs should be recoverable through the ratemaking process.

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

 Pennsylvania Electric Company and Subsidiary Companies


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

      The Company and its affiliates have insurance coverage for incremental replacement power costs resulting from an accident-related outage at their nuclear plants. Coverage for TMI-1 commences after the first 21 weeks of the outage and continues for three years at decreasing levels beginning at $2.6 million per week.

      Under its insurance policies applicable to nuclear operations and facilities, the Company and its affiliates are subject to retrospective premium assessments of up to $51 million in any one year (of which the Company's share is $7 million), in addition to those payable under the Price-Anderson Act.

                              ENVIRONMENTAL MATTERS

      As a result of existing and proposed legislation and regulations, and ongoing legal proceedings dealing with environmental matters, including but not limited to acid rain, water quality, air quality, global warming, electromagnetic fields, and storage and disposal of hazardous and/or toxic wastes, the Company may be required to incur substantial additional costs to construct new equipment, modify or replace existing and proposed equipment, remediate or clean up waste disposal and other sites currently or formerly used by it, including formerly-owned manufactured gas plants and mine refuse piles, and with regard to electromagnetic fields, postpone or cancel the installation of, or replace or modify, utility plant, the costs of which could be material. Management intends to seek recovery through the ratemaking process for any additional costs, but recognizes that recovery cannot be assured.

 Pennsylvania Electric Company and Subsidiary Companies


      To comply with the federal Clean Air Act Amendments of 1990 (Clean Air
 Act), the Company expects to expend up to $177 million for air pollution control equipment by the year 2000. The Company reduced its estimate from $295 million to $177 million primarily due to the postponement of a scrubber installation until after 2000. In developing its least-cost plan to comply with the Clean Air Act, the Company will continue to evaluate major capital investments compared to participation in the emission allowance market and the use of low-sulfur fuel. Costs associated with the capital invested in this equipment and the increased operating costs of the affected stations should be recoverable through the ratemaking process.

      The Company has been notified by the Environmental Protection Agency
 (EPA) and state environmental authorities that it is among the potentially responsible parties (PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at three hazardous and/or toxic waste sites. In addition, the Company has been requested to supply information to the EPA and state environmental authorities on several other sites for which it has not as yet been named a PRP. The Company has also been named in lawsuits requesting damages for hazardous and/or toxic substances allegedly released into the environment. The ultimate cost of remediation will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup,
 (b) the remedial action plan chosen and (c) the extent of site contamination and the portion attributed to the Company.

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

                       OTHER COMMITMENTS AND CONTINGENCIES

      In April 1994, GPU announced it was offering a voluntary enhanced retirement program to certain non-bargaining employees. In addition, in April 1994, the Company's bargaining units were offered, and accepted, a similar enhanced retirement program. The Company's affiliates, JCP&L and Met-Ed, are negotiating with their respective unions with respect to possible participation of bargaining unit employees in similar enhanced retirement programs. The enhanced retirement programs are part of a corporate realignment that was announced in February 1994. At that time, GPU said that its goal was to achieve $80 million in annual cost savings by the end of 1996. If two-thirds of the anticipated eligible bargaining and non-bargaining employees were to accept the offer, depending upon the age and years of service of those employees, the program could result in a 1994 pre-tax charge to earnings for the GPU System of between $110 million and $120 million.

      As a result of the Energy Policy Act of 1992 (Energy Act) and actions of regulatory commissions, the electric utility industry appears to be moving toward a combination of competition and a modified regulatory environment. In

 Pennsylvania Electric Company and Subsidiary Companies


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

      The Company has entered into power purchase agreements with independently owned power production facilities (nonutility generators) for the purchase of energy and capacity for periods up to 25 years. The majority of these agreements are subject to penalties for nonperformance and other contract limitations. All of these facilities are must-run and generally obligate the Company to purchase all of the power produced up to the contract limits. The agreements have been approved by the PaPUC and permit the Company to recover energy and demand costs from customers through its energy clause. These agreements provide for the sale of approximately 412 megawatts (MW) of capacity and energy to the Company by the mid 1990s. As of March 31, 1994, facilities covered by these agreements having 293 MW of capacity were in service. The estimated cost of these agreements for 1994 is $121 million.

 Pennsylvania Electric Company and Subsidiary Companies


 The price of the energy and capacity to be purchased under these agreements is determined by the terms of the contracts. The rates payable under a number of these agreements are in excess of current market prices. While the Company has been granted full recovery of these costs from customers by the PaPUC, there can be no assurance that the Company will continue to be able to recover these costs throughout the term of the related contracts. The emerging competitive market has created additional uncertainty regarding the forecasting of the Company's energy supply needs which, in turn, has caused the Company to change its supply strategy to seek shorter term agreements offering more flexibility. At the same time, the Company is attempting to renegotiate higher cost long-term nonutility generation contracts where opportunities arise. The extent to which the Company may be able to do so, however, or recover associated costs through rates, is uncertain. Moreover, these efforts have led to disputes before the PaPUC, as well as to litigation and may result in claims against the Company for substantial damages. There can be no assurance as to the outcome of these matters.

      The PaPUC is considering generic nuclear performance standards for Pennsylvania utilities. At the request of the PaPUC, the Company, as well as the other Pennsylvania utilities, have supplied the PaPUC with proposals. The Company expects the PaPUC to adopt a generic nuclear performance standard during 1994.

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


 2.   INCOME TAXES

      In March 1994, as a result of a settlement of a federal income tax refund claim for 1986, the Company recorded net income tax refunds aggregating $4 million based on its share of the retirement of TMI-2 for tax purposes.

      At the same time, the Company also recorded a total of $11.5 million of net interest income representing its share of net interest receivable from the Internal Revenue Service (IRS) associated with this refund settlement. While the Company intends to refund the tax refund amounts to its customers, the ultimate disposition of the income tax refunds and the associated net interest is subject to regulatory review. Income tax amounts refunded will have no effect on net income.

      In addition, in April 1994, audits of the GPU System's federal income tax returns for years 1987 through 1989 were settled with the IRS. Exclusive of the effects of the TMI-2 retirement mentioned above, these settlements had no material effect on the financial position or results of operations of the Company.

 Pennsylvania Electric Company and Subsidiary Companies


 3.   ACCOUNTING POLICIES

      Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (FAS 115) "Accounting for Certain Investments in Debt and Equity Securities", which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The adoption of FAS 115 did not have a significant impact on the financial position of the Company.

             Pennsylvania Electric Company and Subsidiary Companies

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations



      The following is management's discussion of significant factors that affected the Company's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1993 Annual Report on Form 10-K.

 RESULTS OF OPERATIONS

      Earnings available for common stock for the first quarter ended
 March 31, 1994 were $38.1 million compared with $31.8 million for the first quarter of 1993. The increase in earnings was principally the result of nonrecurring interest income resulting from refunds of previously paid federal income taxes related to the tax retirement of Three Mile Island Unit 2
 (TMI-2) and higher kilowatt-hour revenues. These increases in earnings were partially offset by increased other operation and maintenance expense.

 REVENUES:

      Total revenues for the first quarter of 1994 increased 6.9% to $247.2 million as compared to the first quarter of 1993. The components of the changes are as follows:
                                                         (In Millions)

 Kilowatt-hour (KWH) revenues
  (excluding energy portion)                                 $ 7.3
 Energy revenues                                               6.8
 Other revenues                                                1.9

      Increase in revenues                                   $16.0

 Kilowatt-hour revenues

      KWH revenues increased for the three month period ending March 31, 1994 primarily from higher usage by the Company's principal wholesale customer and higher usage by municipal wholesale customers. Wholesale purchases by these customers are now resold to consumers both inside and outside the Company's service territory. The 1992 federal Energy Policy Act which allows transmission access and competition for wholesale customers made this possible. During 1993, the Company successfully negotiated power supply agreements with several existing GPU System wholesale customers in response to offers made by other utilities seeking to provide electric service at rates lower than those of the Company's affiliates, Met-Ed and JCP&L. KWH revenues also increased from higher KWH usage by residential customers.

 Energy Revenues

      Changes in energy revenues do not normally affect net income as they reflect corresponding changes in the energy cost rates billed to customers and expensed. Energy revenues increased for the three month period ended
 March 31, 1994 because of higher energy cost rates in effect during the current period and higher KWH sales.

 Other Revenues

      Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.

 OPERATING EXPENSES:

 Power purchased and interchanged

      Changes in power purchased and interchanged expense related to energy do not normally affect earnings as they are billed to customers through the energy cost rate. However, earnings for the first quarter were affected because of energy costs relative to nonutility purchases not being recovered in wholesale rates. The wholesale portion of these costs increased because of higher nonutility generation purchases and an increase in the Company's sales to wholesale customers.

 Other operation and maintenance

      Other operation and maintenance expense increased for the three month period primarily as a result of higher costs related to increased outage activity at three of the Company's coal fired generating stations and higher payroll costs resulting primarily from emergency and storm repairs caused by winter storms.

 Depreciation and amortization

      Depreciation and amortization expense increased slightly for the three month period despite the absence, in 1994, of TMI-2 amortization attributable to its retail customers. The Company had collected all of its TMI-2 investment attributable to its retail customers in 1993. The net increase resulted primarily from higher cost of removal charges.

 Taxes, other than income taxes

      Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

 OTHER INCOME AND DEDUCTIONS:

 Other income, net

      The increase in Other income, net is attributable to interest income resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a refund for the tax years in which TMI-2 was retired while resulting in additional amounts owed for subsequent tax years in which depreciation deductions with respect to TMI-2 had been taken. The net effect on pre-tax earnings of these refunds for the tax retirement of TMI-2 was an increase of $11.5 million resulting from an increase in interest income of $14.9 million partially offset by an increase in interest expense of $3.4 million.

 INTEREST CHARGES:

      The increase in Other interest for the three month period was primarily the result of the tax retirement of TMI-2 which resulted in an increase in interest expense on additional amounts owed for tax years in which depreciation deductions with respect to TMI-2 had been taken.

 PREFERRED STOCK DIVIDENDS:

      Preferred stock dividends decreased because of the redemption of $25 million of high-dividend rate preferred stock in September 1993.

 LIQUIDITY AND CAPITAL RESOURCES

 CAPITAL NEEDS:

      The Company's capital needs for the first quarter of 1994 consisted of cash construction expenditures of $46 million. Construction expenditures for the year are currently forecasted to be $203 million. Construction estimates for ongoing system developments are expected to remain stable over the next five years. Expenditures for maturing debt are expected to be $70 million in 1994. Management estimates that approximately one-half of the capital needs in 1994 will be satisfied through internally generated funds.

 FINANCING:

      The Company has regulatory authority to issue and sell first mortgage bonds, which may be issued as secured medium-term notes, and preferred stock for various periods through 1995. Under existing authorization, the Company may issue senior securities in the amount of $330 million, of which $100 million may consist of preferred stock.

 COMPETITION:

      In April 1994, GPU announced it was offering a voluntary enhanced retirement program to certain non-bargaining employees. In addition, in April 1994, the Company's bargaining units were offered and accepted a similar enhanced retirement program. The Company's affiliates, JCP&L and Met-Ed, are negotiating with their respective unions with respect to possible participation of bargaining unit employees in similar enhanced retirement programs. The enhanced retirement programs are part of a corporate realignment that was announced in February 1994. At that time, GPU said that its goal was to achieve $80 million in annual cost savings by the end of 1996. If two-thirds of the anticipated eligible bargaining and non-bargaining employees were to accept the offer, depending upon the age and years of service of those employees, the program could result in a 1994 pre-tax charge to earnings for the GPU System of between $110 million and $120 million.

 MEETING ENERGY DEMANDS:

      The Company has contracts and anticipated commitments with nonutility generation suppliers under which a total of 293 megawatts (MW) of capacity is currently in service and an additional 119 MW are currently scheduled or anticipated to be in service by the mid-1990s.

 CONSERVATION AND LOAD MANAGEMENT:

      The PaPUC completed its generic investigation into demand-side management
 (DSM) cost recovery mechanisms and issued a cost recovery and ratemaking order in December 1993. In April 1994, the Company filed a new DSM plan which includes DSM initiatives totaling approximately 19 MW over a five-year period.

 ENVIRONMENTAL ISSUES:

      To comply with the federal Clean Air Act Amendments of 1990 (Clean Air
 Act), the Company expects to expend up to $177 million for air pollution control equipment by the year 2000. The estimates were reduced from $295 million primarily due to the postponement of a scrubber installation until after 2000. In developing its least-cost plan to comply with the Clean Air Act, the Company will continue to evaluate major capital investments compared to participation in the emission allowance market and the use of low-sulfur fuel. Costs associated with the capital invested in this equipment and the increased operating costs of the affected stations are expected to be recoverable through the ratemaking process.

                                     PART II




 ITEM 1 - LEGAL PROCEEDINGS

          Information concerning the current status of certain legal proceedings instituted against the Company and its affiliates and GPU as a result of the March 28, 1979 nuclear accident at Unit 2 of the Three Mile Island nuclear generating station discussed in Part I of this report in Notes to Consolidated Financial Statements is incorporated herein by reference and made a part hereof.



 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               (12) Statements Showing Computation of Ratio of Earnings
                    to combined Fixed Charges and Preferred Stock Dividends.

          (b)  Reports on Form 8-K:

                    None

                                   Signatures



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PENNSYLVANIA ELECTRIC COMPANY



 May 5, 1994                      By:   \s\ F. D. Hafer
                                       F. D. Hafer
                                       President



 May 5, 1994                      By:   \s\ Willard R. Stinson
                                       Willard R. Stinson
                                       Vice President and Comptroller
                                       (Principal Accounting Officer)