Form 10-Q
period 1994-06-30
PENNSYLVANIA ELECTRIC CO
filed 1994-08-09
CIK 77227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended     June 30, 1994

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

       The number of shares outstanding of each of the issuer's classes of voting stock, as of July 31, 1994, was as follows:

       Common stock, par value $20 per share:  5,290,596 shares outstanding.

                          Pennsylvania Electric Company
                          Quarterly Report on Form 10-Q
                                  June 30, 1994



                                Table of Contents



                                                              Page

 PART I - Financial Information

  Financial Statements:
        Balance Sheets                                           3
        Statements of Income                                     5
        Statements of Cash Flows                                 6

  Notes to Financial Statements                                  7

  Management's Discussion and Analysis of
    Financial Condition and Results of
    Operations                                                  17


 PART II - Other Information                                    24


 Signatures                                                     25


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



                        PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                                      Consolidated Balance Sheets

                                                                         In Thousands
                                                                   June 30,      December 31,
                                                                     1994            1993
                                                                 (Unaudited)
        ASSETS
        Utility Plant:
          In service, at original cost                           $2 475 460       $2 429 557
          Less, accumulated depreciation                            904 699          887 281
            Net utility plant in service                          1 570 761        1 542 276
          Construction work in progress                              93 201           81 420
          Other, net                                                 32 193           35 614
            Net utility plant                                     1 696 155        1 659 310


        Current Assets:
          Cash and temporary cash investments                         1 235            1 622
          Special deposits                                            2 606            2 622
          Accounts receivable:
            Customers, net                                           70 797           64 913
            Other                                                    21 276            9 824
          Unbilled revenues                                          23 255           28 942
          Materials and supplies, at average cost or less:
            Construction and maintenance                             46 682           46 994
            Fuel                                                     22 214           20 590
          Deferred energy costs                                      21 585           17 047
          Deferred income taxes                                         811              790
          Prepayments                                                21 055            6 630
              Total current assets                                  231 516          199 974


        Deferred Debits and Other Assets:
          Three Mile Island Unit 2 deferred costs                    13 392           64 638
          Deferred income taxes                                     117 193           64 577
          Income taxes recoverable through future rates             237 372          234 026
          Decommissioning funds                                      27 673           24 657
          Nuclear fuel disposal fee                                     270              486
          Other                                                      45 374           53 672
              Total deferred debits and other assets                441 274          442 056




              Total Assets                                       $2 368 945       $2 301 340




        The accompanying notes are an integral part of the consolidated financial statements.






                        PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                                      Consolidated Balance Sheets

                                                                        In Thousands
                                                                   June 30,     December 31,
                                                                     1994           1993
                                                                 (Unaudited)
        LIABILITIES AND CAPITAL
        Capitalization:
          Common stock                                           $  105 812       $  105 812
          Capital surplus                                           265 486          265 486
          Retained earnings                                         298 455          328 290
              Total common stockholder's equity                     669 753          699 588
          Cumulative preferred stock                                 61 842           61 842
          Long-term debt                                            616 482          524 491
              Total capitalization                                1 348 077        1 285 921


        Current Liabilities:
          Debt due within one year                                   30 008           70 008
          Notes payable                                              88 559          102 356
          Obligations under capital leases                           21 532           23 333
          Accounts payable:
            Affiliates                                                9 915            6 025
            Others                                                   62 364           85 254
          Taxes accrued                                              13 762           11 978
          Interest accrued                                           15 815           15 369
          Vacations accrued                                          12 791           11 956
          Other                                                      14 756           13 511
              Total current liabilities                             269 502          339 790

        Deferred Credits and Other Liabilities:
          Deferred income taxes                                     463 864          455 076
          Unamortized investment tax credits                         49 006           51 775
          Three Mile Island Unit 2 future costs                      84 827           79 967
          Nuclear fuel disposal fee                                  12 618           12 401
          Other                                                     141 051           76 410
              Total deferred credits and other liabilities          751 366          675 629

        Commitments and Contingencies (Note 1)





              Total Liabilities and Capital                      $2 368 945       $2 301 340




        The accompanying notes are an integral part of the consolidated financial statements.






                       PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                                  Consolidated Statements of Income
                                             (Unaudited)

                                                                   In Thousands
                                                       Three Months           Six Months
                                                      Ended June 30,        Ended June 30,
                                                     1994      1993        1994       1993
     Operating Revenues                            $227 122  $219 232    $474 302   $450 380

     Operating Expenses:
       Fuel                                          39 745    41 209      85 763     89 314
       Power purchased and interchanged:
         Affiliates                                   2 289     1 167       3 098      2 190
         Others                                      36 796    34 207      81 107     60 057
       Deferral of energy costs, net                  2 959      (254)     (4 633)       618
       Other operation and maintenance              107 953    60 191     169 772    111 559
       Depreciation and amortization                 17 870    22 255      38 390     42 312
       Taxes, other than income taxes                15 529    14 888      32 371     30 425
           Total operating expenses                 223 141   173 663     405 868    336 475

     Operating Income Before Income Taxes             3 981    45 569      68 434    113 905
       Income taxes                                  (4 768)   13 212      13 668     36 269
     Operating Income                                 8 749    32 357      54 766     77 636

     Other Income and Deductions:
       Allowance for other funds used during
         construction                                   436         -         851          -
       Other income/(expense), net                  (75 464)     (214)    (63 134)      (410)
       Income taxes                                  32 650        61      27 444         49
           Total other income and deductions        (42 378)     (153)    (34 839)      (361)

     Income/(Loss) Before Interest Charges          (33 629)   32 204      19 927     77 275

     Interest Charges:
       Interest on long-term debt                    11 681    11 141      23 391     22 194
       Other interest                                 1 844     1 215       5 186      2 386
       Allowance for borrowed funds used
         during construction                           (483)     (398)       (944)      (763)
           Total interest charges                    13 042    11 958      27 633     23 817


     Net Income/(Loss)                              (46 671)   20 246      (7 706)    53 458
       Preferred stock dividends                        909     1 416       1 817      2 832
     Earnings/(Loss) Available for Common Stock    $(47 580) $ 18 830    $ (9 523)  $ 50 626




     The accompanying notes are an integral part of the consolidated financial statements.







                           PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                                    Consolidated Statements of Cash Flows
                                                 (Unaudited)
                                                                      In Thousands
                                                                       Six Months
                                                                      Ended June 30,
                                                                    1994          1993
          Operating Activities:
            Income (loss) before preferred dividends             $  (7 706)    $  53 458
            Adjustments to reconcile income (loss) to cash provided:
              Depreciation and amortization                         34 172        39 861
              Amortization of property under capital leases          4 095         4 910
              Three Mile Island Unit 2 costs                        56 304             -
              Voluntary enhanced retirement program                 44 856             -
              Nuclear outage maintenance costs, net                  1 539         1 283
              Deferred income taxes and investment tax
                credits, net                                       (42 831)        1 740
              Deferred energy costs, net                            (4 539)          943
              Accretion income                                        (200)         (400)
              Allowance for other funds used during construction      (852)            -
            Changes in working capital:
              Receivables                                          (11 649)       (5 708)
              Materials and supplies                                (1 311)          (43)
              Special deposits and prepayments                     (14 441)      (15 066)
              Payables and accrued liabilities                       3 359         1 886
            Other, net                                              20 302           134
                 Net cash provided by operating activities          81 098        82 998

          Investing Activities:
            Cash construction expenditures                         (90 202)      (58 702)
            Contributions to decommissioning trust                  (2 954)      (15 315)
            Other, net                                                   -          (112)
                 Net cash used for investing activities            (93 156)      (74 129)

          Financing Activities:
            Issuance of long-term debt                             129 100        89 408
            Decrease in notes payable, net                         (13 739)      (22 790)
            Capital lease principal payments                        (3 873)       (4 306)
            Retirement of long-term debt                           (78 000)      (28 000)
            Dividends paid on common stock                         (20 000)      (40 000)
            Dividends paid on preferred stock                       (1 817)       (2 832)
                 Net cash provided (required) by
                  financing activities                              11 671        (8 520)

          Net increase (decrease) in cash and temporary
            cash investments from above activities                    (387)          349
          Cash and temporary cash investments,
            beginning of year                                        1 622           659
          Cash and temporary cash investments, end of period     $   1 235     $   1 008

          Supplemental Disclosure:
            Interest paid (net of amount capitalized)            $  27 080     $  21 608
            Income taxes paid                                    $  20 293     $  22 726
            New capital lease obligations incurred               $   2 245     $   8 403

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

      The Company is affiliated with Jersey Central Power & Light Company (JCP&L) and Metropolitan Edison Company (Met-Ed). The Company, JCP&L and Met-Ed are referred to herein as the "Company and its affiliates". The Company is also affiliated with GPU Service Corporation (GPUSC), a service company; GPU Nuclear Corporation (GPUN), which operates and maintains the nuclear units of the Company and its affiliates; and Energy Initiatives, Inc.
 (EI). In April 1994, General Portfolios Corporation (GPC) merged into its then subsidiary, EI. EI develops, owns, and operates nonutility generating facilities. The Company and its affiliates including GPUSC, GPUN and GPC considered together are referred to as the "GPU System."

      These notes should be read in conjunction with the notes to consolidated financial statements included in the 1993 Annual Report on Form 10-K. The year-end condensed balance sheet data contained in the attached financial statements were derived from audited financial statements. For disclosures required by generally accepted accounting principles, see the 1993 Annual Report on Form 10-K.


 1.   COMMITMENTS AND CONTINGENCIES

 NUCLEAR FACILITIES

      The Company has made investments in two major nuclear projects -- Three Mile Island Unit 1 (TMI-1), which is an operational generating facility, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident. At June 30, 1994, the Company's net investment in TMI-1, including nuclear fuel, was $159 million. TMI-1 and TMI-2 are jointly owned by the Company, JCP&L and Met-Ed in the percentages of 25%, 25% and 50%, respectively.

      Costs associated with the operation, maintenance and retirement of nuclear plants continue to be significant and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements, safety standards and experience gained in the construction and operation of nuclear facilities. The Company and its affiliates may also incur costs and experience reduced output at their nuclear plants because of the prevailing design criteria at the time of construction and the age of the plants' systems and equipment. In addition, for economic or other reasons, operation of these plants for the full term of their now assumed lives cannot be assured. Also, not all risks associated with the ownership or operation of nuclear facilities may be adequately insured or insurable. Consequently, the ability of electric utilities to obtain adequate

 Pennsylvania Electric Company and Subsidiary Companies


 and timely recovery of costs associated with nuclear projects, including replacement power, any unamortized investment at the end of each plant's useful life (whether scheduled or premature), the carrying costs of that investment and retirement costs, is not assured. Management intends, in general, to seek recovery of any such costs described above through the ratemaking process, but recognizes that recovery is not assured.

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

      If, notwithstanding the developments noted below, punitive damages are not covered by insurance and are not subject to the liability limitations of the federal Price-Anderson Act ($560 million at the time of the accident), punitive damage awards could have a material adverse effect on the financial position of the GPU System.

      At the time of the TMI-2 accident, as provided for in the federal Price-Anderson Act, the Company and its affiliates had (a) primary financial protection in the form of insurance policies with groups of insurance companies providing an aggregate of $140 million of primary coverage, (b) secondary financial protection in the form of private liability insurance under an industry retrospective rating plan providing for premium charges deferred in whole or in major part under such plan, and (c) an indemnity agreement with the NRC, bringing their total primary and secondary insurance financial protection and indemnity agreement with the NRC up to an aggregate of $560 million.

      The insurers of TMI-2 have been providing a defense against all TMI-2 accident related claims against the Company and its affiliates and GPU and their suppliers under a reservation of rights with respect to any award of punitive damages. However, the defendants in the TMI-2 litigation and the insurers agreed, on March 30, 1994, that the insurers would withdraw their reservation of rights.

      In June 1993, the Court agreed to permit pre-trial discovery on the punitive damage claims to proceed. A trial of twelve allegedly representative cases is now scheduled to begin in April 1995. In February 1994, the Court

 Pennsylvania Electric Company and Subsidiary Companies


 held that the plaintiffs' claims for punitive damages are not barred by the Price-Anderson Act to the extent that the funds to pay punitive damages do not come out of the U.S. Treasury. The Court also denied in February 1994, the defendants' motion seeking a dismissal of all cases on the grounds that the defendants complied with applicable federal safety standards regarding permissible radiation releases from TMI-2 and that, as a matter of law, the defendants therefore did not breach any duty that they may have owed to the individual plaintiffs. The Court stated that a dispute about what radiation and emissions were released cannot be resolved on a motion for summary judgment. On July 13, 1994, however, the Court granted the defendant's motion for interlocutory appeal of its February 1994 order, stating that the punitive damage claims and the duty owed by the defendants raise questions of law that contain substantial grounds for differences of opinion.

      In an Order issued in April 1994, the Court: (1) noted that the plaintiffs have agreed to seek punitive damages only against the Company and its affiliates and GPU; and (2) stated in part that the Court is of the opinion that any punitive damages owed must be paid out of and limited to the amount of primary and secondary insurance under the Price-Anderson Act and, accordingly, evidence of the defendants' net worth is not relevant in the pending proceeding.

 NUCLEAR PLANT RETIREMENT COSTS

      Retirement costs for nuclear plants include decommissioning the radiological portions of the plants and the cost of removal of nonradiological structures and materials. The disposal of spent nuclear fuel is covered separately by contracts with the U.S. Department of Energy.

      In 1990, the Company and its affiliates submitted a report, in compliance with NRC regulations, setting forth a funding plan (employing the external sinking fund method) for the decommissioning of their nuclear reactors. Under this plan, the Company and its affiliates intend to complete the funding for TMI-1 by the end of the plant's license term, 2014. The TMI-2 funding completion date is 2014, consistent with TMI-2 remaining in long-term storage and being decommissioned at the same time as TMI-1. Under the NRC regulations, the funding target (in 1994 dollars) for TMI-1 is $157 million, of which the Company's share is $39 million. Based on NRC studies, a comparable funding target for TMI-2 (in 1994 dollars), which takes into account the accident, is $250 million, of which the Company's share would be $62 million. The NRC continues to study the levels of these funding targets. Management cannot predict the effect that the results of this review will have on the funding targets. NRC regulations and a regulatory guide provide mechanisms, including exemptions, to adjust the funding targets over their collection periods to reflect increases or decreases due to inflation and changes in technology and regulatory requirements. The funding targets, while not actual cost estimates, are reference levels designed to assure that

 Pennsylvania Electric Company and Subsidiary Companies


 licensees demonstrate adequate financial responsibility for decommissioning. While the regulations address activities related to the removal of the radiological portions of the plants, they do not establish residual radioactivity limits nor do they address costs related to the removal of nonradiological structures and materials.

      In 1988, a consultant to GPUN performed a site-specific study of TMI-1 that considered various decommissioning plans and estimated the cost of decommissioning the radiological portions of TMI-1 to range from approximately $225 to $309 million (adjusted to 1994 dollars), of which the Company's share would range between approximately $56 to $77 million. In addition, the study estimated the cost of removal of nonradiological structures and materials for TMI-1 at $74 million (adjusted to 1994 dollars), of which the Company's share would be $18 million.

      The ultimate cost of retiring the Company and its affiliates' nuclear facilities may be materially different from the funding targets and the cost estimates contained in the site-specific studies and cannot now be more reasonably estimated than the level of the NRC funding target because such costs are subject to (a) the type of decommissioning plan selected, (b) the escalation of various cost elements (including, but not limited to, general inflation), (c) the further development of regulatory requirements governing decommissioning, (d) the absence to date of significant experience in decommissioning such facilities and (e) the technology available at the time of decommissioning. The Company is charging to expense and contributing to external trusts amounts collected from customers for nuclear plant decommissioning and nonradiological costs. In addition, the Company has contributed to external trusts amounts written off for TMI-2 nuclear plant decommissioning in 1991 and expects to make further contributions beginning in 1995 for amounts written off in 1994, described below.

 TMI-1:

      In 1993, the Pennsylvania Public Utility Commission (PaPUC) approved a rate change for the Company which increased the collection of revenues for decommissioning costs for TMI-1 based on its share of the NRC funding target and nonradiological cost of removal as estimated in the site-specific study. Collections from customers for retirement expenditures are deposited in external trusts and are classified as Decommissioning Funds on the balance sheet, which includes the interest earned on these funds. Provision for the future expenditure of these funds has been made in accumulated depreciation, amounting to $6 million at June 30, 1994. These decommissioning costs are accrued and charged to depreciation expense over the expected service life of TMI-1.

      Management believes that any TMI-1 retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable through the ratemaking process.

 Pennsylvania Electric Company and Subsidiary Companies


 TMI-2:

      The Company and its affiliates have recorded a liability amounting to $250 million (of which the Company's share was $62 million) as of June 30, 1994, for the radiological decommissioning of TMI-2, reflecting the NRC funding target. The Company and its affiliates record escalations, when applicable, in the liability based upon changes in the NRC funding target.
 The Company and its affiliates have also recorded a liability in the amount of $20 million (of which the Company's share was $5 million) for incremental costs specifically attributable to monitored storage. Such costs are expected to be incurred between 1994 and 2014, when decommissioning is forecast to begin. In addition, the Company and its affiliates have recorded a liability in the amount of $71 million (of which the Company's share is $18 million), for nonradiological cost of removal. Expenditures for such costs through June 1994 have reduced the liability to $69 million (of which the Company's share is $17 million). The above amounts for retirement costs and monitored storage are reflected as Three Mile Island Unit 2 future costs on the balance sheet.

      In March 1993, a PaPUC rate order for Met-Ed allowed for the future recovery of certain TMI-2 retirement costs. In May 1993, the Pennsylvania Office of Consumer Advocate filed a petition for review with the Pennsylvania Commonwealth Court seeking to set aside the PaPUC's 1993 Met-Ed rate order.
 On July 11, 1994, the Commonwealth Court reversed the PaPUC order. Met-Ed plans to petition the Pennsylvania Supreme Court to review the decision. The Company, because it is also subject to PaPUC regulation, recorded pre-tax charges of $56.3 million for its share of such costs applicable to its retail
 customers.   These charges appear in the Other Income and Deductions section of the Income Statement and are composed of $38.4 million for radiological decommissioning costs, $13.2 million for the nonradiological cost of removal and $4.7 million for incremental monitored storage costs. The Company plans to begin making nonrecoverable funding contributions to external trusts for these costs in the second half of 1995 to fund its share of these costs. The Company will be similarly required to charge to expense its retail customer share of future increases (described above) in the estimate of the costs of retiring TMI-2. The Company's future earnings on nonrecoverable contribution trust fund deposits will be recorded as income. Prior to the Commonwealth Court's decision, the Company expensed and contributed $20 million to an external trust relating to its nonrecoverable share of the accident-related portion of the decommissioning liability.

      As a result of TMI-2's entering long-term monitored storage, in late 1993, the Company and its affiliates began incurring incremental annual storage costs of approximately $1 million (of which the Company's share is $.25 million). The Company and its affiliates estimate that incremental monitored storage costs will total $20 million through 2014, (of which the Company's share is $5 million) the expected retirement date of TMI-1.

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

      The decontamination liability, premature decommissioning and property damage insurance coverage for the TMI station (TMI-1 and TMI-2 are considered one site for insurance purposes) totals $2.7 billion. In accordance with NRC regulations, these insurance policies generally require that proceeds first be used for stabilization of the reactors and then to pay for decontamination and debris removal expenses. Any remaining amounts available under the policies may then be used for repair and restoration costs and decommissioning costs. Consequently, there can be no assurance that in the event of a nuclear incident, property damage insurance proceeds would be available for the repair and restoration of that station.

      The Price-Anderson Act limits the GPU System's liability to third parties for a nuclear incident at one of its sites to approximately
 $9.1 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU System, could result in assessments of up to $79 million per incident for each of the GPU System's two operating reactors, subject to an annual maximum payment of $10 million per incident per reactor. In July 1994, GPUN received an exemption from the NRC to eliminate the secondary protection requirements for TMI-2.

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

      To comply with the federal Clean Air Act Amendments (Clean Air Act) of 1990, the Company expects to expend up to $177 million for air pollution control equipment by the year 2000. The Company has reduced its previous estimate from $295 million to $177 million primarily due to the postponement of a scrubber installation until after 2000. In developing its least-cost plan to comply with the Clean Air Act, the Company will continue to evaluate major capital investments compared to participation in the emission allowance market and the use of low-sulfur fuel or retirement of facilities. Management believes that costs associated with the capital invested in this equipment and the increased operating costs of the affected stations should be recoverable through the ratemaking process.

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

 Pennsylvania Electric Company and Subsidiary Companies


 OTHER COMMITMENTS AND CONTINGENCIES

      During the second quarter, GPU announced it was offering voluntary enhanced retirement programs to certain employees. The enhanced retirement programs are part of a corporate realignment announced in February 1994. At that time, GPU said that its goal was to achieve $80 million in annual cost savings by the end of 1996. Approximately 82% of eligible GPU System employees have accepted the retirement programs, resulting in a pre-tax charge to earnings of $127 million, of which the Company's share was $45 million. These charges are included as Other operation and maintenance expense on the Income Statement.

      As a result of the Energy Policy Act of 1992 and actions of regulatory commissions, the electric utility industry appears to be moving toward a combination of competition and a modified regulatory environment. In accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71), the Company's financial statements reflect assets and costs based on current cost-based ratemaking regulations. Continued accounting under FAS 71 requires that the following criteria be met:

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

      If a portion of the Company's operations continues to be regulated and meets the above criteria, FAS 71 accounting may only be applied to that portion. Write-offs of utility plant and regulatory assets may result for those operations that no longer meet the requirements of FAS 71. In addition, under deregulation, the uneconomical costs of certain contractual commitments for purchased power and/or fuel supplies may have to be expensed currently. Management believes that to the extent that the Company no longer qualifies for FAS 71 accounting treatment, a material adverse effect on its results of

 Pennsylvania Electric Company and Subsidiary Companies


 operations and financial position may result.

      The Company has entered into power purchase agreements with independently owned power production facilities (nonutility generators) for the purchase of energy and capacity for periods up to 25 years. The majority of these agreements are subject to penalties for nonperformance and other contract limitations. All of these facilities are must-run and generally obligate the Company to purchase all of the power produced up to the contract limits. The agreements have been approved by the PaPUC and permit the Company to recover energy and demand costs from customers through its energy clause. These agreements provide for the sale of approximately 414 megawatts (MW) of capacity and energy to the Company by the mid-to-late 1990s. As of June 30, 1994, facilities covered by these agreements having 295 MW of capacity were in service. The estimated cost of these agreements for 1994 is $121 million.
 The price of the energy and capacity to be purchased under these agreements is determined by the terms of the contracts. The rates payable under a number of these agreements are in excess of current market prices. While the Company has been granted full recovery of these costs from customers by the PaPUC, there can be no assurance that the Company will continue to be able to recover these costs throughout the term of the related contracts. The emerging competitive market has created additional uncertainty regarding the forecasting of the Company's energy supply needs which, in turn, has caused the Company to change its supply strategy to seek shorter term agreements offering more flexibility. At the same time, the Company is attempting to renegotiate higher cost long-term nonutility generation contracts where opportunities arise. The extent to which the Company may be able to do so, however, or recover associated costs through rates, is uncertain. Moreover, these efforts have led to disputes before the PaPUC, as well as to litigation and may result in claims against the Company for substantial damages. There can be no assurance as to the outcome of these matters.

      At the request of the PaPUC, the Company, as well as the other Pennsylvania utilities, have supplied the PaPUC with proposals for the establishment of a nuclear performance standard. The Company expects the PaPUC to adopt a generic nuclear performance standard as a part of its respective energy cost rate clause during the latter part of 1994 or early 1995.

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

 Pennsylvania Electric Company and Subsidiary Companies


 The Company has requested the PaPUC to approve reduced charges to customers for its share of the tax refund over the twelve-month period beginning September 1, 1994. Income tax amounts refunded will have no effect on net income.

      At the same time, the Company also recorded a total of $11.5 million of net interest income representing its share of net interest receivable from the Internal Revenue Service associated with this refund settlement.

 3.   POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

      In March 1993, the PaPUC issued a generic policy statement permitting the deferral of incremental expense associated with the adoption by Pennsylvania utilities of Statement of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions."

      Consistent with the PaPUC policy statement, in 1993 the Company filed a petition with and the PaPUC issued a declaratory order approving the annual deferral of such FAS 106 incremental expense until such expense can be recognized in the Company's base rates.

      In a proceeding involving an unaffiliated Pennsylvania utility, the Pennsylvania Office of the Consumer Advocate (OCA) appealed a PaPUC declaratory order permitting that utility to defer its incremental FAS 106 expense pending its next base rate order. On May 26, 1994, the Pennsylvania Commonwealth Court reversed the PaPUC's declaratory order stating that FAS 106 expense incurred after January 1, 1993 (the effective date for the FAS 106 accounting change) but prior to its next base rate case could not be deferred for future recovery as part of a later base rate case order, and that to assure such future recovery constituted unlawful retroactive ratemaking.

      Under these circumstances, management has determined that continued deferral by the Company of incremental FAS 106 expense is no longer appropriate. Therefore, during the second quarter the Company wrote off $14.6 million of such expense deferred since January 1, 1993. In addition, $4.0 million of the Company's FAS 106 unrecognized transition obligation resulting from employees who have elected to participate in the voluntary enhanced retirement programs, was also written off during the second quarter. These charges appear in the Other Income and Deductions section of the Income Statement. Moreover, the Company will annually charge to income approximately $9.6 million for the incremental FAS 106 expense, currently applicable to retail customers.

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

 RESULTS OF OPERATIONS

      The Company experienced a net loss for the three months ended June 30, 1994 amounting to $47.6 million compared with earnings available for common stock of $18.8 million for the three months ended June 30, 1993. For the six months ended June 30, 1994, the Company realized a $9.5 million net loss compared with earnings available for common stock of $50.6 million for the comparable period in 1993.

      Earnings for the three months ended June 30, 1994 were negatively affected by a $56.3 million write-off of certain estimated TMI-2 future costs resulting from an unfavorable Pennsylvania Commonwealth Court order, a $45.0 million charge to income for costs related to the Voluntary Enhanced Retirement Programs, and a $18.6 million write-off of postretirement benefit costs not considered likely to be recovered through ratemaking. The same factors affecting the quarterly results also affected results for the six month period. Increased other operation and maintenance expenses also contributed to the earnings reduction in the current six month period.

      The effect of these losses for the three and six month periods were partially offset by higher kilowatt-hour revenues and lower depreciation and amortization. The effect of these losses for the six month period were partially offset by nonrecurring interest income resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2.

 OPERATING REVENUES:

      Total revenues for the three months ended June 30, 1994 increased 3.6% to $227.1 million as compared with the same period in 1993. Total revenues for the six months ended June 30, 1994 increased 5.3% to $474.3 million compared with the same period in 1993. The components of these changes are as follows:

                                                     (In Millions)
                                               Three Months   Six Months
                                                  Ended         Ended
                                              June 30, 1994  June 30, 1994
 Kilowatt-hour (KWH) revenues
  (excluding energy portion)                     $  3.0          $ 10.3
 Energy revenues                                    3.1             9.9
 Other revenues                                     1.8             3.7

      Increase in revenues                       $  7.9          $ 23.9

 Kilowatt-hour revenues

      KWH revenues increased for both the three and six month periods ending June 30, 1994 primarily from higher usage by the Company's principal wholesale customer and higher usage by municipal wholesale customers. Wholesale purchases by these customers are now resold to consumers both inside and outside the Company's service territory. The 1992 federal Energy Policy Act which allows transmission access and competition for wholesale customers made this possible.

 Energy Revenues

      Changes in energy revenues do not normally affect net income as they reflect corresponding changes in the energy cost rates billed to customers and expensed. Energy revenues increased for both the three and six month periods ended June 30, 1994 because of higher energy cost rates in effect during the current periods. These increases were partially offset by decreased sales to non-associated utilities.

 Other Revenues

      Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.

 OPERATING EXPENSES:

 Power purchased and interchanged

      Changes in power purchased and interchanged expense related to energy do not normally affect earnings as they are billed to customers through the energy cost rate. However, earnings for both the three and six month periods ended June 30, 1994 were adversely affected because of energy costs relative to nonutility purchases not being recovered in wholesale rates. The wholesale portion of these costs increased because of higher nonutility generation purchases and an increase in the Company's sales to wholesale customers.

 Other operation and maintenance

      The increase in other operation and maintenance (O&M) expense for the three and six months ended June 30, 1994 is largely attributable to a $45 million charge for costs related to the Voluntary Enhanced Retirement Programs. Other O&M expense also increased for the six month period due to higher costs related to increased outage activity at three of the Company's coal fired generating stations and higher payroll costs resulting primarily from emergency and storm repairs caused by winter storms.

      For more information concerning charges for the Voluntary Enhanced Retirement Programs and their affect on the Company, see Competition in the Liquidity and Capital Resources section.

 Depreciation and amortization

      Depreciation and amortization expense decreased for both the three and six month periods primarily from the absence, in 1994, of TMI-2 amortization attributable to its retail customers. The Company had collected all of its TMI-2 investment attributable to its retail customers in 1993.

 Taxes, other than income taxes

      Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

 OTHER INCOME AND DEDUCTIONS:

 Other income/(expense), net

      The decrease in both periods is principally related to the write-off of estimated TMI-2 future costs and postretirement benefit costs. The effect of these write-offs was partially offset in the six month period by nonrecurring interest income resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2.

      On July 11, 1994, the Pennsylvania Commonwealth Court overturned a 1993 Pennsylvania Public Utility Commission (PaPUC) order that permitted Met-Ed to recover estimated TMI-2 future costs from customers. As a result, the Company recorded second quarter charges of $56.3 million for its share of such costs. These charges were composed of $51.6 million for retirement costs and $4.7 million for monitored storage costs. For more information concerning these charges, see Note 1 to the consolidated financial statements.

      In the second quarter of 1994, the Company wrote-off $14.6 million in deferred postretirement benefit costs related to the adoption of Statement of Financial Accounting Standards No. 106 as a result of a Commonwealth Court decision reversing a PaPUC order that allowed a nonaffiliated utility, outside a base rate case, to defer certain postretirement benefit costs for future recovery from customers. The Company had deferred such costs under a similar accounting order issued by the PaPUC. In addition, the Company wrote-off $4.0 million for the remaining transition obligation related to postretirement benefit costs for the employees who participated in the Voluntary Enhanced Retirement Programs. For additional information concerning this charge totaling $18.6 million, see Note 3 to the consolidated financial statements.

 INTEREST CHARGES:

      Other interest increased for the six month period primarily from the tax retirement of TMI-2, which resulted in an increase in interest expense on additional amounts owed for tax years in which depreciation deductions with respect to TMI-2 had been taken.

 PREFERRED STOCK DIVIDENDS:

      Preferred stock dividends decreased for both the three and six month periods because of the redemption of $25 million of high-dividend rate preferred stock in September 1993.

 LIQUIDITY AND CAPITAL RESOURCES

 CAPITAL NEEDS:

      The Company's capital needs for the six months ended June 30, 1994 consisted of $90 million for cash construction expenditures and $40 million for maturing obligations. The GPU System's construction expenditures for the year were originally forecasted to be $663 million, of which the Company's share was $218 million, and for the 1994/1995 period totaled $1.3 billion. In conjunction with the GPU System's plans to enhance its competitive position, the 1994/1995 construction forecast had been reduced to $1.2 billion. As a result of the adverse Pennsylvania rate treatment of TMI-2 retirement costs, the GPU System's goal is to further reduce its construction spending by $100 million, bringing the 1994/1995 construction forecast to $1.1 billion. The GPU System's latest construction forecast for 1994 reflects a reduced spending level of $586 million, of which the Company's share is $186 million. In addition, the Company plans to begin making nonrecoverable funding contributions to external trusts in the second half of 1995 to fund its share of the TMI-2 retirement costs. Expenditures for maturing debt are expected to be $70 million for 1994. Management estimates that approximately one-half of the 1994 capital needs will be satisfied through internally generated funds.

 FINANCING:

      In the second quarter of 1994, the Company issued $40 million of 8.38% series first mortgage bonds (FMBs), the net proceeds from which were used to redeem $40 million principal amount of 9.35% series bonds that matured in May 1994.

      In July 1994, the Company issued $105 million of Monthly Income Preferred Securities (MIPS) through Penelec Capital, a special purpose finance subsidiary. Penelec Capital then loaned the proceeds to the Company with the Company issuing its deferrable interest subordinated debentures to Penelec Capital. The Company will take a tax deduction for interest paid on the subordinated debentures and, at the same time, receive some preferred equity recognition by the credit rating agencies for the MIPS. The Company, through this subsidiary, has authority to issue an additional $20 million of MIPS.

      The Company has regulatory authority to issue and sell first mortgage bonds, which may be issued as secured medium-term notes, and preferred stock for various periods through 1995. Under existing authorization, the Company may issue senior securities in the amount of $290 million, of which $100 million may consist of preferred stock. The Company also has regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

      The Company has met its interest and preferred dividend coverage requirements contained in its indenture and charter, respectively, in spite of the results of the TMI-2 future costs write-offs, together with certain other costs recognized in the second quarter of 1994. The Company has sufficient coverage to issue only up to $80 million of FMBs and $12 million of preferred stock at an assumed 9% interest and dividend rate through June 1995. In addition, the Company will have the ability to issue $68 million of FMBs on the basis of previously issued and retired bonds. The ability of the Company to issue MIPS, which have no such coverage restrictions, is not affected by these write-offs.

      GPU plans to seek regulatory approval to issue up to approximately $125 million of additional common stock through 1995. The sale of such additional common stock would be principally designed to restore the Company and its affiliates' common equity ratios and maintain their current bond ratings in light of the substantial second quarter 1994 write-offs.

      The Company's ability to obtain external financing is reflected in its security ratings, which are periodically reviewed by the three major credit rating agencies. In June 1994, Standard & Poor's (S&P) and Duff & Phelps (D&P) reaffirmed the Company's credit ratings. However, the S&P rating outlook, which is a financial benchmarking standard for rating the debt of electric utilities to reflect the changing risk profiles resulting primarily from the intensifying competitive pressures in the industry, was revised. The Company's rating outlook was lowered from "stable" to "negative". Though the Company's position was recognized as strong, it was given a negative outlook due to S&P's judgement that there has been a general weakening of overall GPU System credit quality.

      Following a review that was prompted by the Commonwealth Court's order denying recovery of TMI-2 future costs, Moody's downgraded the Company's credit ratings in August 1994 citing the Company and Met-Ed's weakened financial flexibility and constraints on GPU's plans to strengthen the Company and its affiliates' financial profiles to meet competitive challenges.
 Moody's now assigns the Company's FMBs an equivalent A- rating; preferred stock an equivalent BBB+ rating; and commercial paper a Prime 2 rating. In August 1994, the Company's credit ratings were reaffirmed by D&P. S&P has indicated that the effect of the Court's order on the Company's credit ratings is uncertain pending its review of a more detailed strategy from management to deal with the ruling's financial implications. Although credit quality has been reduced, the Company's credit ratings remain above investment grade.

      In June 1994, Moody's announced that it developed a new method to calculate the minimum price an electric utility must charge its customers in order to recover all of its generation costs. Moody's believes that an assessment of relative cost position will become increasingly critical to the credit analysis of electric utilities in a competitive marketplace. Specific rating actions are not anticipated, however, until the pace and implications of utility market deregulation are more certain.

 GPU GENERATION CORPORATION:

      In March 1994, the Company and its affiliates filed applications seeking regulatory approval to enter into operating agreements with GPU Generation Corporation (GPUGC) pursuant to GPU's reorganization plan announced in February 1994. If approved, GPUGC would undertake responsibility for the operation, maintenance and rehabilitation of all non-nuclear generation facilities owned and operated by the Company and its affiliates as well as the responsibility for the design, construction, start-up and testing of any new non-nuclear generation facilities which the Company and its affiliates may need in the future. The Company and its affiliates' applications are pending before the New Jersey Board of Public Utilities, the PaPUC and the Securities and Exchange Commission (SEC). One of the Company's municipal wholesale customers has requested that the SEC hold an evidentiary hearing on the Company and its affiliates' application.

 COMPETITION:

      In April 1994, GPU announced that it offered Voluntary Enhanced Retirement Programs to certain bargaining and non-bargaining employees as part of a corporate realignment plan designed to reduce costs and enhance GPU's future competitive position in the changing electric utility industry.
 Results for the three months ended June 30, 1994 reflect the acceptance by approximately 1,350 employees, representing about 11% of the GPU System work force. The future payroll savings expected from the retirement program are estimated to be $59 million annually. The early retirement costs will be paid from pension and postretirement benefit plan trusts. Savings from the Programs reflect limiting the replacement of employees to 10% and are expected to begin in the third quarter of 1994.

      In April 1994, the PaPUC initiated an investigation into the role of competition in Pennsylvania's electric utility industry. The PaPUC directed that all interested parties file comments within five months on such issues as: whether the electric transmission and generation systems should be opened to retail wheeling, and what would be the effects on the Pennsylvania economy; the appropriate pricing methodology for wheeling services; treatment of stranded investment; the benefits, if any, for the customer; the impact on the obligation to serve and the public policy goal of universal service; the impact of retail wheeling on transmission safety and reliability; utility financial health; and, ratemaking and legal issues. Following the initial comment period, parties would have an additional month to file replies. A PaPUC Staff report is expected to be issued in early 1995, following which the PaPUC is to decide whether to conduct a rulemaking proceeding.

      In June 1994, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking regarding the recovery by utilities of legitimate and verifiable stranded costs. Among other things, the FERC has proposed that utilities be allowed to recover such stranded costs associated with existing wholesale requirements contracts, but not under new wholesale contracts unless expressly provided for in the contract. With respect to so-called retail stranded costs, while it stated a "strong" policy preference that state regulatory agencies address recovery of these costs, the FERC also set forth alternative proposals for how it would address the matter if the states failed to do so. Subsequent to FERC's Notice of Proposed Rulemaking, however, the U.S. Court of Appeals for the District of Columbia in an unrelated case questioned the FERC's authority to permit utilities to recover stranded costs. The Court directed that the FERC conduct an evidentiary hearing in the case to determine whether permitting stranded cost recovery was so inherently anticompetitive as to violate antitrust laws.

 MEETING ENERGY DEMANDS:

      The Company has contracts and anticipated commitments with nonutility generation suppliers under which a total of 295 MW of capacity is currently in service and an additional 119 MW are currently scheduled or anticipated to be in service by 1999.

 CONSERVATION AND LOAD MANAGEMENT:

      The PaPUC completed its generic investigation into demand-side management
 (DSM) cost recovery mechanisms and issued a cost recovery and ratemaking order in December 1993. In April 1994, the Company filed a new DSM plan which includes DSM initiatives totaling approximately 19 MW over a five-year period. The Company is awaiting a PaPUC decision.

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



 ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             By consent of the sole stockholder dated July 1, 1994 the following were elected directors of the Company for the ensuing year:

                                     Robert C. Arnold
                                     John F. Furst
                                     John G. Graham
                                     Fred D. Hafer
                                     James R. Leva
                                     George R. Repko
                                     Robert S. Zechman


 ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits

                   (12) Statements Showing Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

             (b)   Reports on Form 8-K:

                   (1)   For the month of May 1994, dated June 10, 1994 under
                         Item 5 (Other Events).

                   (2)   For the month of July 1994, dated July 12, 1994 under
                         Item 5 (Other Events).

                                   Signatures



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     PENNSYLVANIA ELECTRIC COMPANY



 August 8, 1994                By:  \s\ F. D. Hafer
                                    F. D. Hafer, President




 August 8, 1994                By:  \s\ D. L. O'Brien
                                    D. L. O'Brien, Comptroller
                                    (Principal Accounting Officer)






                                                                     Exhibit 12
                                                                     Page 1 of 2



                PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES
    STATEMENTS SHOWING COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
         AND PREFERRED STOCK DIVIDENDS BASED ON SEC REGULATION S-K, ITEM 503
                                     (In Thousands)
                                      UNAUDITED

                                                        Six Months Ended
                                                    June 30,         June 30,
                                                      1994             1993

 OPERATING REVENUES                                 $474 302         $450 380

 OPERATING EXPENSES                                  405 868          336 475
   Interest portion of rentals (A)                     1 815            1 744
       Net expense                                   404 053          334 731

 OTHER INCOME AND DEDUCTIONS:
   Allowance for funds used
     during construction                               1 795              763
   Other deductions, net                             (63 134)            (410)
       Total other income and deductions             (61 339)             353

 EARNINGS AVAILABLE FOR FIXED CHARGES
   AND PREFERRED STOCK DIVIDENDS (excluding
   taxes based on income)                           $  8 910         $116 002

 FIXED CHARGES:
   Interest on funded indebtedness                  $ 23 391         $ 22 194
   Other interest                                      5 186            2 386
   Interest portion of rentals (A)                     1 815            1 744
       Total fixed charges                          $ 30 392         $ 26 324

 RATIO OF EARNINGS TO FIXED CHARGES                     0.29 (C)         4.41

 Preferred stock dividend requirement                  1 817            2 832
 Ratio of income (loss) before provision for
   income taxes to net income (loss) (B)               278.8%           167.8%
 Preferred stock dividend requirement
   on a pretax basis                                   5 065            4 751
 Fixed charges, as above                              30 392           26 324
       Total fixed charges and
         preferred stock dividends                  $ 35 457         $ 31 075

 RATIO OF EARNINGS TO COMBINED FIXED CHARGES
   AND PREFERRED STOCK DIVIDENDS                        0.25 (C)         3.73






                                                                     Exhibit 12
                                                                     Page 2 of 2



                PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES
    STATEMENTS SHOWING COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
         AND PREFERRED STOCK DIVIDENDS BASED ON SEC REGULATION S-K, ITEM 503
                                     (In Thousands)
                                      UNAUDITED





 NOTES:

 (A) The Company has included the equivalent of the interest portion of all rentals charged to income as fixed charges for this statement and has excluded such components from Operating Expenses.

 (B) Represents income (loss) before provision for income taxes of $(21,482) and $89,678, for the six months ended June 30, 1994 and June 30, 1993, respectively, divided by net income (loss) of $(7,706) and $53,458, respectively.

 (C) Pre-tax earnings for the six months ended June 30, 1994 are inadequate to cover both fixed charges and combined fixed charges and preferred stock dividends. The deficiency in pre-tax earnings for the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends is $21,482 and $26,547, respectively, which represents additional pre-tax earnings needed to reach a one-to-one ratio.