Form 10-Q
period 1994-09-30
PENNSYLVANIA ELECTRIC CO
filed 1994-11-07
CIK 77227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended     September 30, 1994

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

       The number of shares outstanding of each of the issuer's classes of voting stock, as of October 31, 1994, was as follows:

       Common stock, par value $20 per share:  5,290,596 shares outstanding.





                          Pennsylvania Electric Company
                          Quarterly Report on Form 10-Q
                               September 30, 1994



                                Table of Contents



                                                              Page

 PART I - Financial Information

  Financial Statements:
        Balance Sheets                                           3
        Statements of Income                                     5
        Statements of Cash Flows                                 6

  Notes to Financial Statements                                  7

  Management's Discussion and Analysis of
    Financial Condition and Results of
    Operations                                                  18


 PART II - Other Information                                    24


 Signatures                                                     25


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

                        PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                                      Consolidated Balance Sheets

                                                                         In Thousands
                                                                September 30,    December 31,
                                                                     1994            1993
                                                                 (Unaudited)
        ASSETS
        Utility Plant:
          In service, at original cost                           $2 511 870       $2 429 557
          Less, accumulated depreciation                            913 599          887 281
            Net utility plant in service                          1 598 271        1 542 276
          Construction work in progress                              85 493           81 420
          Other, net                                                 29 928           35 614
            Net utility plant                                     1 713 692        1 659 310

        Other Property and Investments:
          Nuclear decommissioning trusts                             29 995           24 657
          Other, net                                                  4 246            4 338
            Total other property and investments                     34 241           28 995

        Current Assets:
          Cash and temporary cash investments                         1 353            1 622
          Special deposits                                            2 467            2 622
          Accounts receivable:
            Customers, net                                           62 601           64 913
            Other                                                    17 722            9 824
          Unbilled revenues                                          22 992           28 942
          Materials and supplies, at average cost or less:
            Construction and maintenance                             47 095           46 994
            Fuel                                                     19 870           20 590
          Deferred energy costs                                      16 690           17 047
          Deferred income taxes                                       1 261              790
          Prepayments                                                 9 271            6 630
              Total current assets                                  201 322          199 974


        Deferred Debits and Other Assets:
          Three Mile Island Unit 2 deferred costs                    13 266           64 638
          Deferred income taxes                                     115 819           64 577
          Income taxes recoverable through future rates             237 072          234 026
          Other                                                      40 364           49 820
              Total deferred debits and other assets                406 521          413 061




              Total Assets                                       $2 355 776       $2 301 340




        The accompanying notes are an integral part of the consolidated financial statements.




                        PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                                      Consolidated Balance Sheets

                                                                        In Thousands
                                                                September 30,   December 31,
                                                                     1994           1993
                                                                 (Unaudited)
        LIABILITIES AND CAPITAL
        Capitalization:
          Common stock                                           $  105 812       $  105 812
          Capital surplus                                           261 790          265 486
          Retained earnings                                         311 576          328 290
              Total common stockholder's equity                     679 178          699 588
          Cumulative preferred stock                                 36 777           61 842
          Preferred securities of subsidiary                        105 000                -
          Long-term debt                                            616 482          524 491
              Total capitalization                                1 437 437        1 285 921


        Current Liabilities:
          Debt due within one year                                   30 009           70 008
          Notes payable                                              16 000          102 356
          Obligations under capital leases                           19 742           23 333
          Accounts payable:
            Affiliates                                                9 594            6 025
            Others                                                   48 003           85 254
          Taxes accrued                                               4 479           11 978
          Interest accrued                                           10 913           15 369
          Vacations accrued                                          10 964           11 956
          Other                                                      13 168           13 511
              Total current liabilities                             162 872          339 790

        Deferred Credits and Other Liabilities:
          Deferred income taxes                                     466 718          455 076
          Unamortized investment tax credits                         48 583           51 775
          Three Mile Island Unit 2 future costs                      84 732           79 967
          Nuclear fuel disposal fee                                  12 757           12 401
          Other                                                     142 677           76 410
              Total deferred credits and other liabilities          755 467          675 629

        Commitments and Contingencies (Note 1)






              Total Liabilities and Capital                      $2 355 776       $2 301 340




        The accompanying notes are an integral part of the consolidated financial statements.




                       PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                                  Consolidated Statements of Income
                                             (Unaudited)

                                                                   In Thousands
                                                       Three Months          Nine Months
                                                   Ended September 30,   Ended September 30,
                                                     1994      1993        1994       1993
     Operating Revenues                            $240 267  $229 447    $714 569   $679 827

     Operating Expenses:
       Fuel                                          46 813    46 863     132 576    136 177
       Power purchased and interchanged:
         Affiliates                                   1 761       600       4 859      2 790
         Others                                      34 912    34 199     116 019     94 256
       Deferral of energy costs, net                  4 860   (15 224)        227    (14 606)
       Other operation and maintenance               63 342    58 611     233 114    170 170
       Depreciation and amortization                 17 573    22 415      55 963     64 727
       Taxes, other than income taxes                16 502    15 006      48 873     45 431
           Total operating expenses                 185 763   162 470     591 631    498 945

     Operating Income Before Income Taxes            54 504    66 977     122 938    180 882
       Income taxes                                  16 266    24 142      29 934     60 411
     Operating Income                                38 238    42 835      93 004    120 471

     Other Income and Deductions:
       Allowance for other funds used during
         construction                                   482       474       1 333        474
       Other income/(expense), net                     (492)      183     (63 626)      (227)
       Income taxes                                     320       122      27 764        171
           Total other income and deductions            310       779     (34 529)       418

     Income Before Interest Charges and
       Dividends on Preferred Securities             38 548    43 614      58 475    120 889

     Interest Charges and Dividends on
      Preferred Securities:
       Interest on long-term debt                    11 796    11 463      35 187     33 657
       Other interest                                   707       743       5 893      3 129
       Allowance for borrowed funds used
         during construction                           (501)     (306)     (1 445)    (1 069)
       Dividends on preferred securities
         of subsidiary                                2 195         -       2 195          -
           Total interest charges and
             dividends on preferred securities       14 197    11 900      41 830     35 717

     Net Income                                      24 351    31 714      16 645     85 172
       Preferred stock dividends                        734     1 247       2 551      4 079
     Earnings Available for Common Stock           $ 23 617  $ 30 467    $ 14 094   $ 81 093




     The accompanying notes are an integral part of the consolidated financial statements.



                           PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

                                    Consolidated Statements of Cash Flows
                                                 (Unaudited)
                                                                       In Thousands
                                                                       Nine Months
                                                                    Ended September 30,
                                                                    1994          1993
          Operating Activities:
            Income before preferred stock dividends              $  16 645     $  85 172
            Adjustments to reconcile income to cash provided:
              Depreciation and amortization                         51 793        59 720
              Amortization of property under capital leases          6 332         6 351
              Three Mile Island Unit 2 costs                        56 304             -
              Voluntary enhanced retirement program                 44 856             -
              Nuclear outage maintenance costs, net                  2 326          (613)
              Deferred income taxes and investment tax
                credits, net                                       (42 919)       11 620
              Deferred energy costs, net                               357       (14 610)
              Accretion income                                        (200)         (600)
              Allowance for other funds used during construction    (1 333)         (474)
            Changes in working capital:
              Receivables                                              364         3 145
              Materials and supplies                                   620         5 464
              Special deposits and prepayments                      (2 517)       (4 636)
              Payables and accrued liabilities                     (22 913)       (5 832)
            Other, net                                              23 284        (1 381)
                 Net cash provided by operating activities         132 999       143 326

          Investing Activities:
            Cash construction expenditures                        (129 718)     (103 006)
            Contributions to decommissioning trusts                 (4 270)      (19 329)
            Other, net                                                  11          (153)
                 Net cash used for investing activities           (133 977)     (122 488)

          Financing Activities:
            Issuance of long-term debt                             129 100       119 220
            Decrease in notes payable, net                         (86 268)       (4 620)
            Capital lease principal payments                        (6 525)       (6 606)
            Issuance of preferred securities of subsidiary         101 304             -
            Retirement of long-term debt                           (78 008)      (58 008)
            Redemption of preferred stock                          (26 168)      (26 013)
            Dividends paid on common stock                         (30 000)      (40 000)
            Dividends paid on preferred stock                       (2 726)       (4 248)
                 Net cash provided (required) by
                  financing activities                                 709       (20 275)

          Net increase (decrease) in cash and temporary
            cash investments from above activities                    (269)          563
          Cash and temporary cash investments,
            beginning of year                                        1 622           659
          Cash and temporary cash investments, end of period     $   1 353     $   1 222

          Supplemental Disclosure:
            Interest paid (net of amount capitalized)            $  46 225     $  35 587
            Income taxes paid                                    $  45 336     $  36 495
            New capital lease obligations incurred               $   2 320     $  11 457

          The accompanying notes are an integral part of the consolidated financial statements.






          Pennsylvania Electric Company and Subsidiary Companies



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                 Pennsylvania Electric Company (Company), a Pennsylvania corporation incorporated in 1919, is a wholly-owned subsidiary of General Public Utilities
            Corporation (GPU), a holding company registered under the Public Utility
            Holding Company Act of 1935.  The Company owns all of the common stock of
            Penelec Preferred Capital Inc., which is the general partner of Penelec
            Capital L.P., a special purpose finance subsidiary.  The Company also has two minor wholly-owned subsidiaries.

                 The Company is affiliated with Jersey Central Power & Light Company
            (JCP&L) and Metropolitan Edison Company (Met-Ed).  The Company, JCP&L and
            Met-Ed are referred to herein as the "Company and its affiliates".  The
            Company is also affiliated with GPU Service Corporation (GPUSC), a service company; GPU Nuclear Corporation (GPUN), which operates and maintains the nuclear units of the Company and its affiliates; and Energy Initiatives, Inc.
            (EI), which develops, owns and operates nonutility generating facilities.  The
            Company and its affiliates including GPUSC, GPUN and EI considered together are referred to as the "GPU System."

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


            1.   COMMITMENTS AND CONTINGENCIES

            NUCLEAR FACILITIES

                 The Company has made investments in two major nuclear projects -- Three
            Mile Island Unit 1 (TMI-1), which is an operational generating facility, and
            Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident.
            At September 30, 1994, the Company's net investment in TMI-1, including nuclear fuel, was $156 million.  TMI-1 and TMI-2 are jointly owned by the
            Company, JCP&L and Met-Ed in the percentages of 25%, 25% and 50%, respectively.

                 Costs associated with the operation, maintenance and retirement of nuclear plants continue to be significant and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements, safety standards and experience gained in the construction and operation of nuclear facilities.  The Company and its affiliates may also incur costs and experience reduced output at their nuclear plants because of the prevailing design criteria at the time of construction and the age of the plants' systems and equipment.  In addition, for economic









            Pennsylvania Electric Company and Subsidiary Companies


            or other reasons, operation of these plants for the full term of their now assumed lives cannot be assured.  Also, not all risks associated with the ownership or operation of nuclear facilities may be adequately insured or insurable.  Consequently, the ability of electric utilities to obtain adequate and timely recovery of costs associated with nuclear projects, including replacement power, any unamortized investment at the end of each plant's useful life (whether scheduled or premature), the carrying costs of that investment and retirement costs, is not assured (see NUCLEAR PLANT RETIREMENT
            COSTS).  Management intends, in general, to seek recovery of such costs through the ratemaking process, but recognizes that recovery is not assured
            (see OTHER COMMITMENTS AND CONTINGENCIES - Competition and the Changing
            Regulatory Environment).

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

                 At the time of the TMI-2 accident, as provided for in the federal Price-
            Anderson Act, the Company and its affiliates had (a) primary financial protection in the form of insurance policies with groups of insurance companies providing an aggregate of $140 million of primary coverage, (b)
            secondary financial protection in the form of private liability insurance under an industry retrospective rating plan providing for premium charges deferred in whole or in major part under such plan, and (c) an indemnity agreement with the NRC, bringing their total primary and secondary insurance financial protection and indemnity agreement with the NRC up to an aggregate of $560 million.

                 The insurers of TMI-2 had been providing a defense against all TMI-2 accident related claims against the Company and its affiliates and GPU and their suppliers under a reservation of rights with respect to any award of punitive damages.  However, the defendants in the TMI-2 litigation and the insurers agreed, in March 1994, that the insurers would withdraw their reservation of rights, with respect to any award of punitive damages.







            Pennsylvania Electric Company and Subsidiary Companies


                 In June 1993, the Court agreed to permit pre-trial discovery on the punitive damage claims to proceed.  A trial of ten allegedly representative cases is likely to begin in 1996.  In February 1994, the Court held that the plaintiffs' claims for punitive damages are not barred by the Price-Anderson
            Act to the extent that the funds to pay punitive damages do not come out of the U.S. Treasury.  The Court also denied the defendants' motion seeking a dismissal of all cases on the grounds that the defendants complied with applicable federal safety standards regarding permissible radiation releases from TMI-2 and that, as a matter of law, the defendants therefore did not breach any duty that they may have owed to the individual plaintiffs.  The
            Court stated that a dispute about what radiation and emissions were released cannot be resolved on a motion for summary judgment.  In July 1994, the Court granted defendants' motion for interlocutory appeal of these orders, stating that they raise questions of law that contain substantial grounds for differences of opinion.  The issues are now before the United States Court of
            Appeals.

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

            TMI-1:

                 In 1993, the Pennsylvania Public Utility Commission (PaPUC) approved a rate change for the Company which increased the collection of revenues for decommissioning costs for TMI-1 based on its share of the NRC funding target and nonradiological cost of removal as estimated in the site-specific study.
            Collections from customers for retirement expenditures are deposited in external trusts and are classified as Nuclear decommissioning trusts on the balance sheet, which includes the interest earned on these funds.  Provision for the future expenditure of these funds has been made in accumulated depreciation, amounting to $7 million at September 30, 1994.  Retirement costs are accrued and charged to depreciation expense over the expected service life of TMI-1.

                 Management believes that any TMI-1 retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable through the current ratemaking process.











            Pennsylvania Electric Company and Subsidiary Companies


            TMI-2:

                 The Company and its affiliates have recorded a liability amounting to
            $250 million (of which the Company's share was $62 million) as of
            September 30, 1994, for the radiological decommissioning of TMI-2, reflecting the NRC funding target.  The Company and its affiliates record escalations, when applicable, in the liability based upon changes in the NRC funding target.  The Company and its affiliates have also recorded a liability in the amount of $20 million (of which the Company's share was $5 million) for incremental costs specifically attributable to monitored storage.  In addition, the Company and its affiliates have recorded a liability in the amount of $71 million (of which the Company's share is $18 million), for nonradiological cost of removal.  Expenditures for such costs through
            September 1994 have reduced the liability to $69 million (of which the
            Company's share is $17 million).  The above amounts for retirement costs and monitored storage are reflected as Three Mile Island Unit 2 future costs on the balance sheet.

                 In March 1993, a PaPUC rate order for Met-Ed allowed for the future recovery of certain TMI-2 retirement costs.  In May 1993, the Pennsylvania
            Office of  Consumer Advocate filed a petition for review with the Pennsylvania
            Commonwealth Court seeking to set aside the PaPUC's 1993 Met-Ed rate order.
            In July 1994, the Commonwealth Court reversed the PaPUC order; Met-Ed has requested the Pennsylvania Supreme Court to review that decision.  The
            Company, which is also subject to PaPUC regulation, recorded pre-tax charges of $56.3 million during the second quarter for its share of such costs
            applicable to its retail customers.   These charges appear in the Other Income
            and Deductions section of the Income Statement and are composed of $38.4 million for radiological decommissioning costs, $13.2 million for the nonradiological cost of removal and $4.7 million for incremental monitored storage costs.  The Company plans to begin making nonrecoverable funding contributions to external trusts for these costs in the second half of 1995 to fund its share of these costs.  The Company will be similarly required to charge to expense its retail customer share of future increases (described above) in the estimate of the costs of retiring TMI-2.  The Company's future earnings on nonrecoverable trust fund deposits will be recorded as income.
            Prior to the Commonwealth Court's decision, the Company expensed and contributed $20 million to an external trust relating to its nonrecoverable share of the accident-related portion of the decommissioning liability.

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

                 The Price-Anderson Act limits the GPU System's liability to third parties for a nuclear incident at one of its sites to approximately
            $9.0 billion.  Coverage for the first $200 million of such liability is provided by private insurance.  The remaining coverage, or secondary protection, is provided by retrospective premiums payable by all nuclear reactor owners.  Under secondary protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the
            GPU System, could result in assessments of up to $79 million per incident for each of the GPU System's two operating reactors, subject to an annual maximum payment of $10 million per incident per reactor.  In July 1994, GPUN received an exemption from the NRC to eliminate the secondary protection requirements for TMI-2.

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













            Pennsylvania Electric Company and Subsidiary Companies


                                         ENVIRONMENTAL MATTERS

                 As a result of existing and proposed legislation and regulations, and ongoing legal proceedings dealing with environmental matters, including but not limited to acid rain, water quality, air quality, global warming, electromagnetic fields, and storage and disposal of hazardous and/or toxic wastes, the Company may be required to incur substantial additional costs to construct new equipment, modify or replace existing and proposed equipment, remediate or clean up waste disposal and other sites currently or formerly used by it, including formerly-owned manufactured gas plants and mine refuse piles, and with regard to electromagnetic fields, postpone or cancel the installation of, or replace or modify, utility plant, the costs of which could be material.  Management intends to seek recovery through the current ratemaking process for any additional costs, but recognizes that recovery cannot be assured.

                 To comply with the federal Clean Air Act Amendments (Clean Air Act) of
            1990, the Company expects to expend up to $177 million for air pollution control equipment by the year 2000.  The reduction from the previous estimate of $295 million is primarily due to the postponement of a scrubber installation until after the year 2000.  In developing its least-cost plan to comply with the Clean Air Act, the Company will continue to evaluate major capital investments compared to participation in the emission allowance market and the use of low-sulfur fuel or retirement of facilities.  In September
            1994, the Ozone Transport Commission (OTC), consisting of representatives of
            11 northeast states (including Pennsylvania) and the District of Columbia proposed further reductions in nitrogen oxide (NOx) emissions it believes necessary to meet ambient air quality standards for ozone and the statutory deadlines set by the Clean Air Act Amendments of 1990.  The Company expects that the U.S. Environmental Protection Agency will approve the proposal, and that as a result, the Company will spend an estimated $50 million, beginning in 1997, to meet the new standards by the 1999 deadline.

                 The Company has been notified by the Environmental Protection Agency
            (EPA) and state environmental authorities that it is among the potentially responsible parties (PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at three hazardous and/or toxic waste sites.  In addition, the Company has been requested to voluntarily participate in the remediation or supply information to the EPA and state environmental authorities on several other sites for which it has not as yet been named a PRP.  The Company has also been named in lawsuits requesting damages for hazardous and/or toxic substances allegedly released into the environment.  The ultimate cost of remediation will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup, (b) the remedial action plan chosen and (c) the extent of site contamination and the portion attributed to the Company.












            Pennsylvania Electric Company and Subsidiary Companies


                 The Company is unable to estimate the extent of possible remediation and associated costs of additional environmental matters.  Also unknown are the consequences of environmental issues, which could cause the postponement or cancellation of either the installation or replacement of utility plant.
            Management believes the costs described above should be recoverable through the current ratemaking process.


                                  OTHER COMMITMENTS AND CONTINGENCIES

            Competition and the Changing Regulatory Environment

                 As a result of the Energy Policy Act of 1992 and actions of regulatory commissions, the electric utility industry appears to be moving toward a combination of competition and a modified regulatory environment.  In accordance with Statement of Financial Accounting Standards No. 71,
            "Accounting for the Effects of Certain Types of Regulation" (FAS 71), the
            Company's financial statements reflect assets and costs based on current cost-
            based ratemaking regulations.  Continued accounting under FAS 71 requires that the following criteria be met:

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








            Pennsylvania Electric Company and Subsidiary Companies


            Management believes that to the extent that the Company no longer qualifies for FAS 71 accounting treatment, a material adverse effect on its results of operations and financial position may result.

                 The Company has entered into power purchase agreements with independently owned power production facilities (nonutility generators) for the purchase of energy and capacity for periods up to 25 years.  The majority of these agreements are subject to penalties for nonperformance and other contract limitations.  All of these facilities are must-run and generally obligate the Company to purchase all of the power produced up to the contract limits.  As of September 30, 1994, facilities covered by these agreements having 295 megawatts (MW) of capacity were in service.  The estimated cost of these agreements for 1994 is $121 million.  These agreements provide for the purchase of approximately 414 MW of capacity and energy by the Company by the mid-to-late 1990s at various prices.

                 The emerging competitive market has created uncertainty regarding the forecasting of the GPU System's energy supply needs which, in turn, has caused the Company and its affiliates to change their supply strategy to now seek shorter term agreements offering more flexibility (see Management's Discussion and Analysis - Competition).  Due to the current availability of excess capacity, the cost of near to intermediate-term energy supply from existing facilities (i.e., one to eight years) is currently very competitively priced.
            The forecasted cost of energy from new supply sources is now lower priced due to improvements in power plant technologies and reduced forecast fuel prices.
            As a result of these developments, the contract prices under virtually all of the Company and its affiliates' nonutility generation agreements are substantially in excess of current and forecasted market prices.  The Company and its affiliates intend to initiate actions geared toward substantially reducing these above market payments.  In addition, the Company and its affiliates intend to avoid, to the maximum extent practicable, entering into any new nonutility generation agreements that are not needed or not consistent with current market pricing.  The Company and its affiliates are also attempting to renegotiate, and in some cases buy out, high cost long-term nonutility generation agreements.  While the Company and its affiliates thus far have been granted substantial recovery of these costs from customers by the PaPUC and the New Jersey Board of Public Utilities (NJBPU), there can be no assurance that the Company and its affiliates will continue to be able to recover these costs throughout the term of the related agreements.  If the costs under these agreements are ultimately not recoverable through ratemaking, or in a competitive market, it could result in a material adverse effect on the Company's as well as the GPU System's financial position and results of operations.  Moreover, efforts to lower these costs have led to disputes before both the PaPUC and the NJBPU, as well as to litigation and may result in claims against the Company and its affiliates for substantial damages.  There can be no assurance as to the outcome of these matters.












            Pennsylvania Electric Company and Subsidiary Companies


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

                 At the request of the PaPUC, the Company, as well as the other
            Pennsylvania utilities, have supplied the PaPUC with proposals for the establishment of a nuclear performance standard.  The Company expects the
            PaPUC to adopt a generic nuclear performance standard as a part of its respective energy cost rate clause in 1995.

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

            2.   INCOME TAXES

                 In March 1994, as a result of a settlement of a federal income tax refund claim for 1986, the Company recorded net income tax refunds aggregating
            $4 million based on its share of the retirement of TMI-2 for tax purposes.
            In September 1994, the Company received approval from the PaPUC to reduce charges to customers for its share of the tax refund.  Income tax amounts refunded will have no effect on net income.

                 At the same time, the Company has also recorded a total of $11.5 million of net interest income representing its share of net interest receivable from the Internal Revenue Service associated with this refund settlement.

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









            Pennsylvania Electric Company and Subsidiary Companies


                 In a proceeding involving an unaffiliated Pennsylvania utility, the
            Pennsylvania Office of the Consumer Advocate (OCA) appealed a PaPUC declaratory order permitting that utility to defer its incremental FAS 106 expense pending its next base rate order.  In May 1994, the Pennsylvania
            Commonwealth Court reversed the PaPUC's declaratory order stating that FAS 106 expense incurred after January 1, 1993 (the effective date for the FAS 106 accounting change) but prior to its next base rate case could not be deferred for future recovery as part of a later base rate case order, and that to assure such future recovery constituted unlawful retroactive ratemaking.

                 Under these circumstances, management determined that continued deferral by the Company of incremental FAS 106 expense was no longer appropriate.
            Therefore, during the second quarter the Company wrote off $14.6 million of such expense deferred since January 1, 1993.  In addition, $4.0 million of the
            Company's FAS 106 unrecognized transition obligation resulting from employees who have elected to participate in the voluntary enhanced retirement programs, was also written off during the second quarter.  These charges appear in the
            Other Income and Deductions section of the Income Statement.  Moreover, the
            Company will annually charge to income approximately $9.6 million for the incremental FAS 106 expense, currently applicable to retail customers.







































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

            RESULTS OF OPERATIONS

                 Earnings available for common stock for the three months ended
            September 30, 1994 were $23.6 million compared with $30.5 million for the third quarter of 1993.  Earnings available for common stock for the nine months ended September 30, 1994 were $14.1 million compared with $81.1 million for the comparable period in 1993.

                 The decrease in earnings for the three months ended September 30, 1994 was primarily the result of the absence of one-time benefits from the recognition of prior period transmission service revenues and proceeds from the settlement of a property insurance claim both of which were recognized in the third quarter of 1993.  Also contributing to the decrease in earnings was an increase in postretirement benefit costs.

                 Earnings for the nine months ended September 30, 1994 continue to be negatively affected by a $56.3 million second quarter write-off of certain estimated TMI-2 future costs, a $45.0 million second quarter charge to income for costs related to the Voluntary Enhanced Retirement Programs, and a $18.6
            million second quarter write-off of postretirement benefit costs.  The same factors affecting the quarterly results also affected results for the nine month period.  The effect of these losses for the nine months ended
            September 30, 1994 was partially offset by nonrecurring interest income resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2.

            OPERATING REVENUES:

                 Total revenues for the three months ended September 30, 1994 increased
            4.7% to $240.3 million as compared with the same period in 1993.  Total revenues for the nine months ended September 30, 1994 increased 5.1% to $714.6 million compared with the same period in 1993.  The components of these changes are as follows:
















                                                              (In Millions)
                                                     Three Months         Nine Months
                                                         Ended               Ended
                                                  September 30, 1994  September 30, 1994
            Kilowatt-hour (KWH) revenues
             (excluding energy portion)                 $ (1.3)             $  9.0
            Energy revenues                               20.7                30.6
            Other revenues                                (8.6)               (4.9)

                 Increase in revenues                   $ 10.8              $ 34.7

            Kilowatt-hour revenues

                 KWH revenues decreased for the three month period ending September 30,
            1994 primarily from lower capacity sales to associated companies partially offset by higher usage by the Company's municipal wholesale customers.  KWH revenues increased for the nine month period ending September 30, 1994 primarily from higher usage by the Company's principal wholesale customer and higher usage by municipal wholesale customers.  Wholesale purchases by these customers are now resold to consumers both inside and outside the Company's service territory.  KWH revenues also increased for the nine month period from higher KWH usage by both residential and commercial customers.  These increases in revenues for the nine month period were partially offset by decreased capacity sales to associated companies.

            Energy revenues

                 Changes in energy revenues do not normally affect net income as they reflect corresponding changes in the energy cost rates billed to customers and expensed.  Energy revenues increased for both the three and nine month periods ended September 30, 1994 because of higher energy cost rates in effect during the current periods.  Energy revenues also increased for both periods as a result of a 1993 reclassification of certain transmission service revenues to other revenues.  The reclassification resulted from a favorable Pennsylvania
            Public Utility Commission (PaPUC) order which allowed the Company to exclude these transmission service revenues from the Company's energy cost rate.  For the nine month period ended September 30, 1994, these increases were partially offset by decreased sales to non-associated utilities.

            Other revenues

                 Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.  However, earnings were negatively affected for both the three and nine month periods ended September 1994 primarily from the absence of a one-time benefit from the recognition of prior period transmission service revenues recognized in the third quarter of 1993, mentioned above.















            OPERATING EXPENSES:

            Power purchased and interchanged

                 Changes in power purchased and interchanged expense related to energy do not normally affect earnings as they are billed to customers through the energy cost rate.  However, earnings for the nine month period ended
            September 30, 1994 were adversely affected because of energy costs relative to nonutility purchases not being recovered in wholesale rates.  The wholesale portion of these costs increased because of higher nonutility generation purchases and an increase in the Company's sales to wholesale customers.

            Other operation and maintenance

                 The increase in other operation and maintenance (O&M) expense for the three months ended September 30, 1994 is primarily the result of expensing, in the third quarter of 1994, the retail jurisdictional amount of incremental postretirement benefit costs.  In 1993 the Company had been deferring these costs.  Also contributing to the increase in O&M expense for the three month period was the recognition, in the third quarter of 1993, of proceeds from the settlement of a property insurance claim.

                 The increase in O&M expense for the nine months ended September 30, 1994 is largely attributable to a $45 million charge for costs related to the
            Voluntary Enhanced Retirement Programs.  Other O&M expense also increased for the nine month period due to higher costs, primarily during the first quarter of 1994, related to increased outage activity at the Company's coal fired generating stations and higher payroll costs resulting primarily from emergency and storm repairs caused by winter storms.  The same factors affecting the quarterly results also affected results for the nine month period.

            Depreciation and amortization

                 Depreciation and amortization expense decreased for both the three and nine month periods primarily from the absence, in 1994, of TMI-2 amortization attributable to its retail customers.  The Company had collected all of its
            TMI-2 investment attributable to its retail customers in 1993.

            Taxes, other than income taxes

                 Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

            OTHER INCOME AND DEDUCTIONS:

            Other income/(expense), net

                 The decrease for the nine months ended September 30, 1994 is principally related to the second quarter 1994 write-off of estimated TMI-2 future costs and postretirement benefit costs.  The effect of these write-offs was partially offset in the nine month period by nonrecurring interest income resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2.








                 On July 11, 1994, the Pennsylvania Commonwealth Court overturned a 1993
            PaPUC order that permitted Met-Ed to recover estimated TMI-2 future costs from customers.  As a result, the Company recorded second quarter charges of $56.3 million for its share of such costs.  These charges were composed of $51.6 million for retirement costs and $4.7 million for monitored storage costs.
            For more information concerning these charges, see Note 1 to the consolidated financial statements.

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

            INTEREST CHARGES AND DIVIDENDS ON PREFERRED SECURITIES:

            Other interest

                 Other interest increased for the nine month period primarily from the tax retirement of TMI-2, which resulted in an increase in interest expense on additional amounts owed for tax years in which depreciation deductions with respect to TMI-2 had been taken.

            Dividends on preferred securities of subsidiary

                 Penelec Capital L.P., a special purpose finance subsidiary, issued
            $105 million of Monthly Income Preferred Securities in July 1994.  Dividends
            paid on the Monthly Income Preferred Securities caused the increase for both the three and nine month periods.

            PREFERRED STOCK DIVIDENDS:

                 Preferred stock dividends decreased for the nine month period primarily because of the redemption of $25 million of high-dividend rate preferred stock in September 1993.


            LIQUIDITY AND CAPITAL RESOURCES

            CAPITAL NEEDS:

                 The Company's capital needs for the nine months ended September 30, 1994 consisted of $130 million for cash construction expenditures and $40 million for maturing obligations.  The Company's construction forecast for 1994 is currently $186 million.  Expenditures for maturing debt are expected to be $70 million for 1994.  Management estimates that approximately one-half of the
            1994 capital needs will be satisfied through internally generated funds.










            FINANCING:

                 In the third quarter of 1994, the Company redeemed $25 million of 8.36%
            preferred stock with a portion of the proceeds from the issuance of Monthly
            Income Preferred Securities in July 1994.  In November 1994, the Company
            redeemed at maturity $30 million of 8.50% series first mortgage bonds (FMBs).

                 GPU has requested authorization from the Securities and Exchange
            Commission (SEC) to issue up to 5 million shares of additional common stock through 1996.  The proceeds from the sale of such additional common stock would be principally used to increase the Company and its affiliates' common equity ratios.

                 The Company has regulatory authority to issue and sell FMBs, which may be issued as secured medium-term notes, and preferred stock for various periods through 1995.  Under existing authorization, the Company may issue senior securities in the amount of $290 million, of which $100 million may consist of preferred stock.  The Company, through its subsidiary Penelec Capital L.P., has authority to issue an additional $20 million of Monthly Income Preferred
            Securities.  The Company also has regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

                 As a result of the TMI-2 future costs write-offs, together with certain other costs recognized in the second quarter of 1994, the Company was unable to meet its preferred dividend coverage requirements in its charter.  The
            Company will be unable to meet the coverage requirements for issuing preferred stock until the first quarter of 1995.  The Company has sufficient coverage to issue only $11 million of FMBs based on its interest coverage requirements in its indenture, plus an additional $68 million of FMBs on the basis of previously issued and retired bonds.  The ability of the Company to issue its remaining authorized Monthly Income Preferred Securities, which have no such coverage restrictions, is not affected by these write-offs.

                 On August 9, 1994, Standard & Poor's (S&P) reduced the credit ratings of the Company's securities citing the implications of the Pennsylvania
            Commonwealth Court order denying recovery of TMI-2 future costs.  S&P now assigns the Company's FMBs an A- rating and preferred stock and Monthly Income
            Preferred Securities a BBB+ rating.  S&P also revised its outlook for the
            Company from "negative" to "stable".

            GPU GENERATION CORPORATION:

                 In the third quarter of 1994, the PaPUC authorized the Company and Met-Ed to enter into an operating agreement with the proposed GPU Generation
            Corporation (GPUGC) whereby GPUGC would undertake responsibility for the operation, maintenance and rehabilitation of all non-nuclear generation facilities owned and operated by the Company and its affiliates as well as the responsibility for the design, construction, start-up and testing of any new non-nuclear generation facilities which the Company and its affiliates may need in the future.  Similar applications for regulatory approval are pending with the New Jersey Board of Public Utilities and the SEC.











            COMPETITION:

                 Due to the current availability of excess capacity, the cost of near to intermediate-term energy supply from existing facilities (i.e., one to eight years) is currently very competitively priced.  In addition to the energy purchase opportunities from existing facilities, the forecasted cost of energy from new supply sources is now lower than the forecasted price in prior years due to improvements in power plant technologies and reduced forecast fuel prices.  As a result of these developments, the contract prices payable under virtually all of the Company and its affiliates' nonutility generation agreements are substantially in excess of current and forecasted market prices.  The current and anticipated above-market payments for nonutility generation (NUG) contracted power is likely to adversely impact the competitive position of the Company and its affiliates.  In addition, if the costs under these agreements are ultimately not recoverable through ratemaking, or in a competitive market, it could result in a material adverse effect on the Company's as well as the GPU System's financial position and results of operations. Therefore, the Company and its affiliates plan on initiating actions to either eliminate or substantially reduce the above-
            market payments under NUG contracts.  The Company and its affiliates intend to communicate with legislators, regulators and customers as to the adverse economic impacts of these above-market contracts; initiate regulatory and legislative actions to mitigate the future economic impact of these contracts;
            and aggressively pursue NUG contract restructurings including contract buyouts.  As part of the program to reduce above-market payments under NUG agreements, the Company and its affiliates intend to implement a program under which the natural gas fuel and transportation for the Company and its affiliates' gas-fired facilities, as well as up to approximately 1,100 megawatts of NUG contract capacity, would be pooled and managed by a non-
            affiliated fuel manager.  The Company and its affiliates are in the process of initiating discussions with the NUGs involved, negotiating a management agreement with a fuel manager and reviewing the extent to which state and federal regulatory approvals may be necessary.  For more information concerning NUG purchased power, see Note 1, "Other Commitments and
            Contingencies - Competition and the changing regulatory environment" to the consolidated financial statements.

            MEETING ENERGY DEMANDS:

                 In 1993, the Company filed an appeal with the Commonwealth Court to overturn a PaPUC order which directs the Company to enter into two power purchase agreements with nonutility generators for a total 160 MW under long-
            term contracts commencing in 1997 or later.  The Company does not need this additional capacity and believes the costs associated with these contracts are not in the economic interests of its customers.  In August 1994, the
            Commonwealth Court denied the Company's appeal to overturn the PaPUC order.
            The Company intends to seek review of this decision by the Pennsylvania
            Supreme Court.

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


 ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits

                   (12) Statements Showing Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

                   (27)  Financial Data Schedule

             (b)   Reports on Form 8-K:

                   (1) For the month of August 1994, dated August 9, 1994 under Item 5 (Other Events).

                                   Signatures



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     PENNSYLVANIA ELECTRIC COMPANY



 November 4, 1994              By:  /s/ F. D. Hafer
                                    F. D. Hafer, President




 November 4, 1994              By:  /s/ D. L. O'Brien
                                    D. L. O'Brien, Comptroller
                                    (Principal Accounting Officer)

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
                                                 UNAUDITED

                                                                   Nine Months Ended
                                                             September 30,    September 30,
                                                                 1994             1993

            OPERATING REVENUES                                 $714 569         $679 827

            OPERATING EXPENSES                                  591 631          498 945
              Interest portion of rentals (A)                     2 747            2 578
                  Net expense                                   588 884          496 367

            OTHER INCOME AND DEDUCTIONS:
              Allowance for funds used
                during construction                               2 778            1 543
              Other income/(expense), net                       (63 626)            (227)
                  Total other income and deductions             (60 848)           1 316

            EARNINGS AVAILABLE FOR FIXED CHARGES
              AND PREFERRED STOCK DIVIDENDS (excluding
              taxes based on income)                           $ 64 837         $184 776

            FIXED CHARGES:
              Interest on funded indebtedness                  $ 35 187         $ 33 657
              Other interest (B)                                  8 088            3 129
              Interest portion of rentals (A)                     2 747            2 578
                  Total fixed charges                          $ 46 022         $ 39 364

            RATIO OF EARNINGS TO FIXED CHARGES                     1.41             4.69

            Preferred stock dividend requirement                  2 551            4 079
            Ratio of income before provision for
              income taxes to net income (C)                      113.0%           170.7%
            Preferred stock dividend requirement
              on a pretax basis                                   2 884            6 964
            Fixed charges, as above                              46 022           39 364
                  Total fixed charges and
                    preferred stock dividends                  $ 48 906         $ 46 328

            RATIO OF EARNINGS TO COMBINED FIXED CHARGES
              AND PREFERRED STOCK DIVIDENDS                        1.33             3.99



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

            (B)   Includes dividends on preferred securities of subsidiary of $2,195 for the nine months ended September 30, 1994.

            (C)   Represents income before provision for income taxes of $18,815 and
                  $145,412, for the nine months ended September 30, 1994 and September 30,
                  1993, respectively, divided by net income of $16,645 and $85,172, respectively.