Form 10-Q
period 1995-06-30
PENNSYLVANIA ELECTRIC CO
filed 1995-08-08
CIK 77227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended     June 30, 1995

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

       The number of shares outstanding of each of the issuer's classes of voting stock, as of July 31, 1995, was as follows:

       Common stock, par value $20 per share:  5,290,596 shares outstanding.

                          Pennsylvania Electric Company
                          Quarterly Report on Form 10-Q
                                  June 30, 1995



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

                        PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES
                                      Consolidated Balance Sheets

                                                                         In Thousands
                                                                   June 30,      December 31,
                                                                     1995            1994
                                                                 (Unaudited)
        ASSETS
        Utility Plant:
          In service, at original cost                           $2 600 467       $2 549 316
          Less, accumulated depreciation                            949 566          927 498
            Net utility plant in service                          1 650 901        1 621 818
          Construction work in progress                              88 783           98 329
          Other, net                                                 30 977           27 717
                Net utility plant                                 1 770 661        1 747 864

        Other Property and Investments:
          Nuclear decommissioning trusts                             36 311           29 871
          Other, net                                                  4 590            4 596
                Total other property and investments                 40 901           34 467

        Current Assets:
          Cash and temporary cash investments                         1 248            1 191
          Special deposits                                            2 610            3 242
          Accounts receivable:
            Customers, net                                           67 484           68 547
            Other                                                    31 354           21 897
          Unbilled revenues                                          23 792           29 181
          Materials and supplies, at average cost or less:
            Construction and maintenance                             55 243           49 342
            Fuel                                                     15 469           20 092
          Deferred income taxes                                       3 255           (1 454)
          Prepayments                                                24 526            4 726
               Total current assets                                 224 981          196 764

        Deferred Debits and Other Assets:
          Regulatory assets:
            Three Mile Island Unit 2 deferred costs                  13 040           13 214
            Income taxes recoverable through future rates           221 210          227 177
            Other                                                    20 632           23 752
               Total regulatory assets                              254 882          264 143
            Deferred income taxes                                   113 499          114 231
            Other                                                    15 387            8 148
               Total deferred debits and other assets               383 768          386 522


               Total Assets                                      $2 420 311       $2 365 617




        The accompanying notes are an integral part of the consolidated financial statements.








                        PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES
                                      Consolidated Balance Sheets



                                                                        In Thousands
                                                                   June 30,     December 31,
                                                                     1995           1994
                                                                 (Unaudited)
        LIABILITIES AND CAPITAL
        Capitalization:
          Common stock                                           $  105 812       $  105 812
          Capital surplus                                           270 487          261 671
          Retained earnings                                         312 398          290 786
            Total common stockholder's equity                       688 697          658 269
          Cumulative preferred stock                                 36 777           36 777
          Company-obligated mandatorily redeemable
           preferred securities                                     105 000          105 000
          Long-term debt                                            676 507          616 490
               Total capitalization                               1 506 981        1 416 536

        Current Liabilities:
          Securities due within one year                                  9                9
          Notes payable                                              56 395          111 052
          Obligations under capital leases                           22 005           17 957
          Accounts payable:
            Affiliates                                                9 776           10 668
            Others                                                   58 524           62 642
          Taxes accrued                                              16 707           13 347
          Deferred energy credits                                     3 295          (10 826)
          Interest accrued                                           18 303           16 356
          Vacations accrued                                          11 407           12 004
          Other                                                      10 885            8 700
               Total current liabilities                            207 306          241 909

        Deferred Credits and Other Liabilities:
          Deferred income taxes                                     453 361          454 026
          Unamortized investment tax credits                         46 440           47 864
          Three Mile Island Unit 2 future costs                      86 836           85 273
          Nuclear fuel disposal fee                                  13 305           12 918
          Regulatory liabilities                                     38 766           42 878
          Other                                                      67 316           64 213
               Total deferred credits and other liabilities         706 024          707 172

        Commitments and Contingencies (Note 1)

               Total Liabilities and Capital                     $2 420 311       $2 365 617




        The accompanying notes are an integral part of the consolidated financial statements.








                       PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES
                                  Consolidated Statements of Income
                                             (Unaudited)

                                                                   In Thousands
                                                       Three Months           Six Months
                                                      Ended June 30,        Ended June 30,
                                                     1995      1994        1995       1994
     Operating Revenues                            $238 451  $227 122    $491 863   $474 302

     Operating Expenses:
       Fuel                                          40 818    39 745      87 287     85 763
       Power purchased and interchanged:
         Affiliates                                   2 643     2 289       4 270      3 098
         Others                                      41 904    36 796      81 042     81 107
       Deferral of energy costs, net                  3 074     2 959      13 898     (4 633)
       Other operation and maintenance               64 779   107 953     118 925    169 772
       Depreciation and amortization                 20 303    17 870      39 493     38 390
       Taxes, other than income taxes                15 462    15 529      31 870     32 371
           Total operating expenses                 188 983   223 141     376 785    405 868

     Operating Income Before Income Taxes            49 468     3 981     115 078     68 434
       Income taxes                                  12 250    (4 768)     31 750     13 668
     Operating Income                                37 218     8 749      83 328     54 766

     Other Income and Deductions:
       Allowance for other funds used during
         construction                                   519       436       1 041        851
       Other income/(expense), net                   (2 406)  (75 464)     (3 629)   (63 134)
       Income taxes                                     989    32 650       1 359     27 444
           Total other income and deductions           (898)  (42,378)     (1 229)   (34 839)

     Income/(Loss) Before Interest Charges and
       Dividends on Preferred Securities             36 320   (33 629)     82 099     19 927

     Interest Charges and Dividends on
       Preferred Securities:
       Interest on long-term debt                    12 383    11 681      23 985     23 391
       Other interest                                 2 004     1 844       3 961      5 186
       Allowance for borrowed funds used
         during construction                           (640)     (483)     (1 283)      (944)
       Dividends on company-obligated mandatorily
        redeemable preferred securities               2 297       -         4 594        -
         Total interest charges and dividends
           on preferred securities                   16 044    13 042      31 257     27 633

     Net Income/(Loss)                               20 276   (46 671)     50 842     (7 706)
       Preferred stock dividends                        386       909         772      1 817
     Earnings/(Loss) Available for Common Stock    $ 19 890  $(47 580)   $ 50 070   $ (9 523)



     The accompanying notes are an integral part of the consolidated financial statements.







                           PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES
                                    Consolidated Statements of Cash Flows
                                                 (Unaudited)
                                                                      In Thousands
                                                                       Six Months
                                                                      Ended June 30,
                                                                       1995       1994
          Operating Activities:
            Net income/(loss)                                    $  50 842     $  (7 706)
            Adjustments to reconcile income/(loss) to
             cash provided:
              Depreciation and amortization                         37 529        34 172
              Amortization of property under capital leases          4 296         4 095
              Three Mile Island Unit 2 costs                           -          56 304
              Voluntary enhanced retirement programs                   -          44 856
              Nuclear outage maintenance costs, net                  1 309         1 539
              Deferred income taxes and investment tax
                credits, net                                        (4 412)      (42 831)
              Deferred energy costs, net                            14,121        (4 539)
              Accretion income                                         -            (200)
              Allowance for other funds used during construction    (1 041)         (852)
            Changes in working capital:
              Receivables                                           (3 005)      (11 649)
              Materials and supplies                                (1 278)       (1 311)
              Special deposits and prepayments                     (19 168)      (14 441)
              Payables and accrued liabilities                      13 039         3 359
            Other, net                                               2 285        20 302
                 Net cash provided by operating activities          94 517        81 098

          Investing Activities:
            Cash construction expenditures                         (66 956)      (90 202)
            Contributions to decommissioning trusts                 (2 632)       (2 954)
                 Net cash used for investing activities            (69 588)      (93 156)

          Financing Activities:
            Issuance of long-term debt                              59 670       129 100
            Decrease in notes payable, net                         (54 657)      (13 739)
            Capital lease principal payments                        (4 113)       (3 873)
            Contributions from parent corporation                    5 000           -
            Retirement of long-term debt                               -         (78 000)
            Dividends paid on common stock                         (30 000)      (20 000)
            Dividends paid on preferred stock                         (772)       (1 817)
                 Net cash provided/(required) by
                  financing activities                             (24 872)       11 671

          Net increase/(decrease) in cash and temporary
            cash investments from above activities                      57          (387)
          Cash and temporary cash investments, beginning of year     1 191         1 622
          Cash and temporary cash investments, end of period     $   1 248     $   1 235

          Supplemental Disclosure:
            Interest paid                                        $  28 765     $  27 080
            Income taxes paid                                    $  27 489     $  20 293
            New capital lease obligations incurred               $   7 631     $   2 245


          The accompanying notes are an integral part of the consolidated financial statements.

 PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Pennsylvania Electric Company (the Company), a Pennsylvania corporation incorporated in 1919, is a wholly-owned subsidiary of General Public Utilities Corporation (GPU), a holding company registered under the Public Utility Holding Company Act of 1935. The Company owns all of the common stock of Penelec Preferred Capital, Inc., which is the general partner of Penelec Capital L.P., a special purpose finance subsidiary. The Company also has two minor wholly-owned subsidiaries. The Company is affiliated with Jersey Central Power & Light Company (JCP&L) and Metropolitan Edison Company (Met-Ed). The Company, JCP&L and Met-Ed are referred to herein as "the Company and its affiliates." The Company is also affiliated with GPU Service Corporation (GPUSC), a service company; GPU Nuclear Corporation (GPUN), which operates and maintains the nuclear units of the Subsidiaries; and Energy Initiatives, Inc. (EI) and EI Power, Inc., which develop, own and operate nonutility generating facilities. All of the Company's affiliates are wholly owned subsidiaries of GPU. The Company and its affiliates, GPUSC, GPUN, EI and EI Power, Inc. are referred to as the "GPU System".

      These notes should be read in conjunction with the notes to consolidated financial statements included in the 1994 Annual Report on Form 10-K. The year-end condensed balance sheet data contained in the attached financial statements were derived from audited financial statements. For disclosures required by generally accepted accounting principles, see the 1994 Annual Report on Form 10-K.


 1.   COMMITMENTS AND CONTINGENCIES

                               NUCLEAR FACILITIES

      The Company has made investments in two major nuclear projects--Three Mile Island Unit 1 (TMI-1) which is an operational generating facility, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by the Company, JCP&L, and Met-Ed in the percentages of 25%, 25% and 50%, respectively. At June 30, 1995 and December 31, 1994, the Company's net investment in TMI-1 and TMI-2, including nuclear fuel, was as follows:

                                           Net Investment (Millions)
                                                 TMI-1    TMI-2
           June 30, 1995                         $156     $8*
           December 31, 1994                     $154     $8*

      *The Company has recovered substantially all of its investment in TMI-2.


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

      The insurers of TMI-2 had been providing a defense against all TMI-2 accident-related claims against GPU and the Company and its affiliates and their suppliers under a reservation of rights with respect to any award of punitive damages. However, in March 1994, the defendants in the TMI-2 litigation and the insurers agreed that the insurers would withdraw their reservation of rights with respect to any award of punitive damages.

      In June 1993, the Court agreed to permit pre-trial discovery on the punitive damage claims to proceed. A trial of ten allegedly representative cases is scheduled to begin in June 1996. In February 1994, the Court held that the plaintiffs' claims for punitive damages are not barred by the Price-Anderson Act to the extent that the funds to pay punitive damages do not come out of the U.S. Treasury. The Court also denied the defendants' motion seeking a dismissal of all cases on the grounds that the defendants complied with applicable federal safety standards regarding permissible radiation releases from TMI-2 and that, as a matter of law, the defendants therefore did not breach any duty that they may have owed to the individual plaintiffs. The Court stated that a dispute about what radiation and emissions were released cannot be resolved on a motion for summary judgment. In July 1994, the Court granted defendants' motions for interlocutory appeal of these orders, stating that they raise questions of law that contain substantial grounds for differences of opinion. The issues are now before the United States Court of Appeals for the Third Circuit.

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

      In 1988, a consultant to GPUN performed a site-specific study of TMI-1 that considered various decommissioning plans and estimated the cost of decommissioning the radiological portions of the plant to range from approximately $225 to $309 million, of which the Company's share would range from $56 to $77 million (in 1994 dollars). In addition, the study estimated the cost of removal of nonradiological structures and materials for TMI-1 at

 $74 million, of which the Company's share is $19 million (in 1994 dollars). To date, no site-specific study has been performed for TMI-2.

      The ultimate cost of retiring the Company and its affiliates' nuclear facilities may be materially different from the funding targets and the cost estimates contained in the site-specific studies. Such costs are subject to
 (a) the type of decommissioning plan selected, (b) the escalation of various cost elements (including, but not limited to, general inflation), (c) the further development of regulatory requirements governing decommissioning,
 (d) the absence to date of significant experience in decommissioning such facilities and (e) the technology available at the time of decommissioning. The Company and its affiliates charge to expense and contribute to external trusts amounts collected from customers for nuclear plant decommissioning and nonradiological costs. In addition, the Company has contributed amounts written off for TMI-2 nuclear plant decommissioning in 1991 to TMI-2's external trust and will await resolution of the case pending before the Pennsylvania Supreme Court before making any further contributions for amounts written off by the company in 1994 (see TMI-2 Future Costs). Amounts deposited in external trusts, including the interest earned on these funds, are classified as Nuclear Decommissioning Trusts on the balance sheet.

      The Financial Accounting Standards Board (FASB) is currently reviewing the utility industry's accounting practices for nuclear decommissioning costs. If the FASB's tentative conclusions are adopted, TMI-1 retirement costs may have to be recorded as a liability, rather than as accumulated depreciation, with an offsetting asset recorded for amounts collectible through rates. Any amounts that cannot be collected through rates may have to be charged to expense. The FASB is expected to release an Exposure Draft on decommissioning accounting practices by the fourth quarter of 1995.

 TMI-1:

      The Pennsylvania Public Utility Commission (PaPUC) previously approved a rate change for the Company that increased the collection of revenues for decommissioning costs for TMI-1 based on its share of the NRC funding target. Collections from customers for retirement expenditures are deposited in external trusts. Provision for the future expenditure of these funds has been made in accumulated depreciation, amounting to $11 million at June 30, 1995. TMI-1 retirement costs are charged to depreciation expense over the expected service life of the nuclear plant.

      Management believes that any TMI-1 retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable under the current ratemaking process.

 TMI-2 Future Costs:

      The Company and its affiliates have recorded a liability for the radiological decommissioning of TMI-2, reflecting the NRC funding target (in 1995 dollars). The Company and its affiliates record escalations, when applicable, in the liability based upon changes in the NRC funding target. The Company and its affiliates have also recorded a liability for incremental costs specifically attributable to monitored storage. In addition, the Company and its affiliates have recorded a liability for the nonradiological cost of removal consistent with the TMI-1 site-specific study and have spent $3 million as of June 30, 1995, of which the Company's share is $.7 million.

 Estimated TMI-2 Future Costs as of June 30, 1995 and December 31, 1994 for the Company are as follows:

                                     June 30, 1995      December 31, 1994
                                        (Millions)          (Millions)
 Radiological Decommissioning            $ 64                  $ 62
 Nonradiological Cost of Removal           18                    18
 Incremental Monitored Storage              5                     5
      Total                              $ 87                  $ 85

      The above amounts are reflected as Three Mile Island Unit 2 Future Costs on the balance sheet. At June 30, 1995, $22 million was in trust funds for TMI-2 and included in Nuclear Decommissioning Trusts on the balance sheet, and $5 million was recoverable from customers and included in Three Mile Unit 2 Deferred Costs on the balance sheet.

      In 1993, a PaPUC rate order for Met-Ed allowed for the future recovery of certain TMI-2 retirement costs. The Pennsylvania Office of Consumer Advocate requested the Commonwealth Court to set aside the PaPUC's 1993 rate order and in 1994, the Commonwealth Court reversed the PaPUC order. In December 1994, the Pennsylvania Supreme Court granted Met-Ed's request to review that decision. Oral argument was held on April 27, 1995, and the matter is pending. The Company, which is also subject to PaPUC regulation, recorded pre-tax charges of $56.3 million during 1994, for its share of such costs applicable to retail customers. These charges appear in the Other Income and Deductions section of the 1994 Consolidated Statement of Income and are composed of $38.4 million for radiological decommissioning costs, $13.2 million for the nonradiological cost of removal and $4.7 million for incremental monitored storage costs. The Company will await resolution of the appeal pending before the Pennsylvania Supreme Court before making any nonrecoverable funding contributions to external trusts for its share of these costs. The Company is similarly required to charge to expense its share of future increases in the estimate of the costs of retiring TMI-2 if the Pennsylvania Supreme Court does not reverse the Commonwealth Court's decision. Earnings on trust fund deposits are recorded as income. Prior to the Commonwealth Court's decision, the Company contributed $20 million to external trusts relating to its share of the accident-related portion of the decommissioning liability. This contribution was not recovered from customers and has been expensed.

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

      The Price-Anderson Act limits the GPU System's liability to third parties for a nuclear incident at one of its sites to approximately
 $8.9 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU System, could result in assessments of up to $79 million per incident for each of the GPU System's two operating reactors (TMI-2 being excluded under an exemption received from the NRC in 1994), subject to an annual maximum payment of $10 million per incident per reactor. In addition to the retrospective premiums payable under Price-Anderson, the GPU System is also subject to retrospective premium assessments of up to $69 million, of which the Company's share is $9 million, in any one year under insurance policies applicable to nuclear operations and facilities.

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


               COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT

 Nonutility Generation Agreements:

      Pursuant to the requirements of the federal Public Utility Regulatory Policies Act (PURPA) and state regulatory directives, the Company has entered into power purchase agreements with nonutility generators for the purchase of energy and capacity for periods up to 25 years. The majority of these agreements contain certain contract limitations and subject the nonutility generators to penalties for nonperformance. While a few of these facilities are dispatchable, most are must-run and generally obligate the Company to purchase, at the contract price, the net output up to the contract limits. As of June 30, 1995, facilities covered by these agreements having 397 MW of capacity were in service. Estimated payments to nonutility generators from 1995 through 1999, assuming all facilities which have existing agreements, or which have obtained orders granting them agreements enter service, are $185 million, $192 million, $213 million, $305 million and $314 million, respectively. These agreements, in the aggregate, will provide approximately 575 MW of capacity and energy to the Company, at varying prices.

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

       The Company and its affiliates are seeking to reduce the above market costs of these nonutility generation agreements by (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buy-outs while seeking to recover the costs through their energy clauses and (4) initiating proceedings before federal and state administrative agencies, and in the courts. In addition, the Company and its affiliates intend to avoid, to the maximum extent practicable, entering into any new nonutility generation agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against the GPU System for substantial damages. There can, however, be no assurance as to what extent the Company's and its affiliates' efforts will be successful in whole or in part.

      While the Company and its affiliates thus far have been granted recovery of their nonutility generation costs from customers by the PaPUC and New Jersey Board of Public Utilities (NJBPU), there can be no assurance that the Company and its affiliates will continue to be able to recover these costs throughout the term of the related agreements. The GPU System currently estimates that in 1998, when substantially all of these nonutility generation projects are scheduled to be in service, above market payments (benchmarked against the expected cost of electricity produced by a new gas-fired combined cycle facility) will range from $300 million to $450 million annually, of which the Company's share will range from $90 million to $120 million annually.

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

      In accordance with the provisions of FAS 71, the Company has deferred certain costs pursuant to actions of the PaPUC and the Federal Energy Regulatory Commission (FERC) and is recovering or expects to recover such costs in electric rates charged to customers. Regulatory assets are reflected in the Deferred Debits and Other Assets section of the Consolidated Balance Sheet, and regulatory liabilities are reflected in the Deferred Credits and Other Liabilities section of the Consolidated Balance Sheet. Regulatory assets and liabilities, as reflected in the June 30, 1995 Consolidated Balance Sheet, were as follows:

                                                         (In thousands)
                                                      Assets   Liabilities
 Income taxes recoverable/refundable
   through future rates                            $  221,210   $ 36,590
 TMI-2 deferred costs                                  13,040       -
 TMI-2 tax refund                                        -         1,363
 Unamortized property losses                            1,853       -
 Unamortized loss on reacquired debt                    9,651       -
 DOE enrichment facility decommissioning                5,386       -
 Other                                                  3,742        813
      Total                                        $  254,882   $ 38,766

 Income taxes recoverable/refundable through future rates: Represents amounts deferred due to the implementation of FAS 109, "Accounting for Income Taxes," in 1993.

 TMI-2 deferred costs: Represents costs that are being recovered through wholesale rates for the remaining investment in the plant and fuel core, in addition to amounts for the Company's share of the NRC's radiological decommissioning funding target, allowances for the cost of removal of nonradiological structures and materials, and long term monitored storage costs. For additional information, see TMI-2 Future Costs.

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

 DOE enrichment facility decommissioning: These costs, representing payments to the DOE over a 15-year period beginning in 1994, are currently being collected through the Company's energy adjustment clause.

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

      To comply with the federal Clean Air Act Amendments (Clean Air Act) of 1990, the Company expects to spend up to $177 million for air pollution control equipment by the year 2000. In developing its least-cost plan to comply with the Clean Air Act, the Company will continue to evaluate major capital investments compared to participation in the emission allowance market and the use of low-sulfur fuel or retirement of facilities. In 1994, the Ozone Transport Commission (OTC), consisting of representatives of 12 northeast states (including Pennsylvania and New Jersey) and the District of Columbia, proposed reductions in nitrogen oxide (NOx) emissions it believes necessary to meet ambient air quality standards for ozone and the statutory deadlines set by the Clean Air Act. The Company expects that the U.S. Environmental Protection Agency (EPA) will approve the proposal, and that as a result, the Company will spend an estimated $50 million, beginning in 1997, to meet the reductions set by the OTC. The OTC requires additional NOx reductions to meet the Clean Air Act's 2005 National Ambient Air Quality Standards for ozone. However, the specific requirements that will have to be met at that time have not been finalized. The Company and its affiliates are unable to determine what additional costs, if any, will be incurred.

      The Company has been notified by the EPA and state environmental authorities that it is among the potentially responsible parties (PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at 2 hazardous and/or toxic waste sites. In addition, the Company has been requested to voluntarily participate in the remediation or supply information to the EPA and state environmental authorities on several other sites for which it has not yet been named as a PRP. The Company has also been named in lawsuits requesting damages for hazardous and/or toxic substances allegedly released into the environment. The ultimate cost of remediation will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup, (b) the remedial action plan chosen and (c) the extent of site contamination and the portion attributed to the Company.

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

      The Company has entered into long-term contracts with nonaffiliated mining companies for the purchase of coal for certain generating stations in which it has ownership interests. The contracts, which expire between 1995 and the end of the expected service lives of the generating stations, require the purchase of either fixed or minimum amounts of the stations' coal requirements. The price of the coal under the contracts is based on adjustments of indexed cost components. One contract also includes a provision for the payment of environmental and postretirement benefits. The Company's share of the cost of coal purchased under these agreements is expected to aggregate $45 million for 1995.

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

 RESULTS OF OPERATIONS

      Earnings available for common stock for the second quarter ended June 30, 1995 were $19.9 million compared to a net loss of $47.6 million for the second quarter of 1994. Earnings for the three months ended June 30, 1995, as compared to 1994, were higher primarily as a result of a write-off of $32.1 million after-tax from an unfavorable Pennsylvania Commonwealth Court order disallowing the collection of revenues for certain Three Mile Island Unit 2 (TMI-2) retirement costs, a $25.6 million after-tax charge to earnings for costs related to voluntary enhanced retirement programs, and a $10.6 million after-tax write-off of postretirement benefit costs not considered likely to be recovered through ratemaking, all in the second quarter of 1994.

      For the six months ended June 30, 1995, the Company experienced net income of $50.1 million compared with a net loss of $9.5 million for the comparable period in 1994. The same factors affecting the quarterly results also affected results for the six month period. In addition, the six month earnings comparison was negatively affected by lower sales because of the milder winter weather compared to 1994 and higher reserve capacity expense. Also affecting the six months earnings comparison was nonrecurring interest income (net of nonrecurring interest expense) in 1994 of $6.5 million after-tax resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2.

 OPERATING REVENUES:

      Total revenues for the second quarter of 1995 increased 5.0% to $238.5 million as compared to the second quarter of 1994. Total revenues for the six months ended June 30, 1995 increased 3.7% to $491.9 million compared with the same period in 1994. The components of these changes are as follows:

                                                     (In Millions)
                                               Three Months   Six Months
                                                  Ended         Ended
                                              June 30, 1995  June 30, 1995
 Kilowatt-hour (KWH) revenues
  (excluding energy portion)                     $ (0.8)         $ (6.1)
 Energy revenues                                    6.0            17.9
 Other revenues                                     6.2             5.8
      Increase in revenues                       $ 11.4          $ 17.6

 Kilowatt-hour Revenues

      KWH revenues decreased in the six month period ending June 30, 1995 due primarily to lower residential sales resulting from warmer winter temperatures this year compared to last year.

 Energy Revenues

      Changes in energy revenues do not normally affect net income as they reflect corresponding changes in the energy cost rates billed to customers and expensed. Energy revenues increased for both the three and six month periods ended June 30, 1995 primarily as a result of increased sales to other utilities and higher energy cost rates, partially offset by lower sales to customers.

 Other Revenues

      Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.

 OPERATING EXPENSES:

 Power purchased and interchanged

      Generally, changes in the energy component of power purchased and interchanged expense do not significantly affect earnings since these cost increases are substantially recovered through the Company's energy clause. However, earnings for the six months ended June 30, 1995 were negatively impacted by higher reserve capacity expense resulting primarily from higher payments to the Pennsylvania-New Jersey-Maryland Interconnection.

 Fuel and Deferral of energy costs, net

      Generally, changes in fuel expense and deferral of energy costs do not affect earnings as they are offset by corresponding changes in energy revenues.

 Other operation and maintenance

      The decrease in other O&M expense for the three and six months ended June 30, 1995 was primarily a result of a $44.9 million pre-tax charge for costs related to the voluntary enhanced retirement programs in the second quarter of 1994. Other O&M expense for the six month period also decreased as a result of lower winter storm repair costs and payroll and benefit savings resulting from the 1994 workforce reduction. These decreases in other O&M were partially offset by higher other post employment benefit expenses.

 Taxes, other than income taxes

      Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

 OTHER INCOME AND DEDUCTIONS:

 Other income/(expense), net

      The increase in other income for both the three and six months ended June 30, 1995 were primarily attributable to write-offs in 1994 consisting of $56.3 million pre-tax for certain TMI-2 retirement costs resulting from a Pennsylvania court order, and $18.6 million pre-tax for other post employment benefit costs not considered likely to be recovered in rates. The six month increase was partially offset by lower first quarter interest income of $14.9 million pre-tax resulting from 1994 refunds of previously paid federal income taxes related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a refund for the tax years after TMI-2 was retired.

 INTEREST CHARGES AND DIVIDENDS ON PREFERRED SECURITIES:

 Other interest

      Other interest expense for the six months ended June 30, 1995 decreased due primarily to the recognition in the first quarter of 1994 of interest expense related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a $3.5 million pre-tax charge to interest expense on additional amounts owed for tax years in which depreciation deductions with respect to TMI-2 had been taken.

 Dividends on company-obligated mandatorily redeemable preferred securities

      In 1994, the Company issued $105 million of monthly income preferred securities through a special-purpose finance subsidiary. Dividends on these securities are payable monthly.

 LIQUIDITY AND CAPITAL RESOURCES

 CAPITAL NEEDS:

      The Company's capital needs for the six months ended June 30, 1995 consisted of cash construction expenditures of $67 million. Construction expenditures for the year are forecasted to be $144 million. The Company has no long-term debt maturing in 1995. Management estimates that approximately three-fourths of the capital needs in 1995 will be satisfied through internally generated funds.

 FINANCING:

      During the second quarter of 1995, GPU sold one million shares of common stock through an underwritten public offering. The net proceeds of $29.6 million were used to make cash capital contributions to the Company and its affiliates, of which the Company's share was $5.0 million.

      The Company has regulatory authority to issue and sell first mortgage bonds, which may be issued as secured medium-term notes, and preferred stock through June 1997. Under existing authorizations, the Company may issue senior securities in the amount of $230 million, of which $100 million may consist of preferred stock. The Company, through its special-purpose finance subsidiary, has remaining regulatory authority to issue an additional
 $20 million of monthly income preferred securities. The Company also has regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

      The Company's bond indentures and articles of incorporation include provisions that limit the amount of long-term debt, preferred stock and short-term debt the Company may issue. The Company's interest and preferred dividend coverage ratios are currently in excess of indenture and charter restrictions. The ability to issue securities in the future will depend on coverages at that time. The ability of the Company to issue, through its special-purpose subsidiary, monthly income preferred securities, is not affected by such coverage restrictions.

 COMPETITIVE ENVIRONMENT:

      In March 1995, prior to the Federal Energy Regulatory Commission's (FERC) issuance of the Notice of Proposed Rulemaking on open access non-discriminatory transmission services, the Company and its affiliates filed with the FERC proposed open access transmission tariffs. Such proposed tariffs provided for both firm and interruptible service on a point-to-point basis. Network service, where requested, would be negotiated on a case by case basis. In July 1995, the Company and its affiliates submitted to the FERC further support and justification for their tariffs in response to a FERC Staff request. The Company and its affiliates do not know whether, or to what extent, the FERC will require modifications to any of the proposed terms and conditions of these transmission tariffs.

      In June 1995, the Securities and Exchange Commission (SEC) approved an SEC Staff report containing a series of legislative and administrative recommendations to reform the Public Utility Holding Company Act of 1935 (Holding Company Act). The SEC Staff recommended that the SEC support repeal of the Holding Company Act with a minimum one year transition period, and a transfer of audit, reporting and certain other responsibilities to the FERC while giving state commissions access to holding company books and records.
 In the interim, the Staff recommended that the SEC adopt a series of administrative reforms that would streamline such things as the issuance of securities for routine financings and permit a wide range of energy related diversification activities. The Staff also recommended that the SEC more flexibly interpret the Holding Company Act's integrated system requirements by allowing utility acquisitions and specifically, combination electric and gas systems, where the affected state commissions concur.

      In response to the Staff report, the SEC has adopted certain changes which will streamline routine financings, and has proposed a number of others. GPU and other registered holding companies, believe, however, that repeal of the Holding Company Act is necessary to remove a significant impediment to competition.

 THE SUPPLY PLAN:

 New Energy Supplies:

      The Company is currently reevaluating its participation beyond the first budget phase of a proposed $146 million research and development project to repower its 82 MW Warren generating station. The repowering project, if undertaken, would enable the station to comply with state and federal standards for reduced emissions, and increase electrical output to approximately 100 MW. The U.S. Department of Energy (DOE) has agreed to fund 50% of the project through its Clean Coal Technology Program. A number of unresolved issues, including the unavailability of a key component, a lagging schedule, and changing economics, have necessitated a reevaluation of the project. In June 1995, the Company and the DOE extended the first budget phase of the project to January 31, 1996 in order to give the DOE time to address the Company's technical, economic, and project viability concerns. To date, the Company has spent $2.0 million on the repowering project.

 Managing Nonutility Generation

      The Company is seeking to reduce the above market costs of nonutility generation (NUG) agreements, including (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buy-outs while seeking to recover the costs through its energy clause and (4) initiating proceedings before federal and state administrative agencies, and in the courts. In addition, the Company intends to avoid, to the maximum extent practicable, entering into any new nonutility generation agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal the Public Utility Regulatory Policies Act of 1978 (PURPA). These efforts may result in claims against the Company for substantial damages. There can, however, be no assurance as to what extent the Company's efforts will be successful in whole or in part. The following is a discussion of some major nonutility generation activities involving the Company.

      In May 1995, the Company filed a petition for enforcement and declaratory order with the FERC requesting that the FERC overturn two contracts with nonutility generators, aggregating 160 MW of capacity, and to act against the PaPUC's implementation of PURPA. Specifically, the Company contended that the PaPUC's procedures resulting in orders to enter into contracts with qualifying facilities at prices based on the costs of a "coal proxy" plant violate PURPA and the FERC's implementing regulations. In June 1995, the FERC denied the petition. The Company has filed a petition for rehearing with the FERC.

      In November 1994, the Company requested the Pennsylvania Supreme Court to review a Commonwealth Court decision upholding a PaPUC order requiring the Company to purchase a total of 160 MW from two nonutility generators. The PaPUC had ordered the Company in 1993 to enter into power purchase agreements with the nonutility generators for 80 MW of power each under long-term contracts commencing in 1997 or later. In August 1994, the Commonwealth Court denied the Company's appeal of the PaPUC order. The Company's petition to the Supreme Court contends that the Commonwealth Court imposed unnecessary and excessive costs on its customers by finding that the Company had a need for capacity. The petition also questions the Commonwealth Court's upholding of the PaPUC's determination that the nonutility generators had incurred a legal obligation entitling them to payments under PURPA. In May 1995, the PaPUC assigned the matter to an Administrative Law Judge (ALJ) for a recommended decision.

      As part of an effort to reduce above-market payments under nonutility generation agreements, the Company and its affiliates are seeking to implement a program under which the natural gas fuel and transportation for the Company's and its affiliates' gas-fired facilities, as well as up to approximately 1,100 MW of nonutility generation capacity, would be pooled and managed by a nonaffiliated fuel manager. The Company and its affiliates believe the plan has the potential to provide substantial savings for their customers. The Company and its affiliates are conducting negotiations with a nonaffiliated company to serve as fuel manager.

      The Company has contracts and anticipated commitments with nonutility generation suppliers under which a total of 397 MW of capacity are currently in service and an additional 178 MW are currently scheduled or anticipated to be in service by 1999.

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

 ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             By Consent of the Sole Stockholder dated March 16, 1995, the following were elected directors of the Company for the ensuing year:

                               R. C. Arnold
                               J. F. Furst
                               J. G. Graham
                               F. D. Hafer
                               J. R. Leva
                               G. R. Repko
                               R. S. Zechman

 ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

                 (12) Statements Showing Computation of Ratio of Earnings to
                      Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

                 (27) Financial Data Schedule.

             (b) Reports on Form 8-K:

                 None.

                                   Signatures



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PENNSYLVANIA ELECTRIC COMPANY



 August 8, 1995                By:  \s\ F. D. Hafer
                                    F. D. Hafer, President




 August 8, 1995                By:  \s\ D. L. O'Brien
                                    D. L. O'Brien, Comptroller
                                    (Principal Accounting Officer)