Form 10-Q
period 1995-09-30
PENNSYLVANIA ELECTRIC CO
filed 1995-11-08
CIK 77227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   September 30, 1995

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

       The number of shares outstanding of each of the issuer's classes of voting stock, as of October 31, 1995, was as follows:

       Common stock, par value $20 per share:  5,290,596 shares outstanding.

                          Pennsylvania Electric Company
                          Quarterly Report on Form 10-Q
                               September 30, 1995



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



                        PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES
                                      Consolidated Balance Sheets

                                                                         In Thousands
                                                                September 30,    December 31,
                                                                     1995            1994
                                                                 (Unaudited)
        ASSETS
        Utility Plant:
          In service, at original cost                           $2 631 135       $2 549 316
          Less, accumulated depreciation                            963 314          927 498
            Net utility plant in service                          1 667 821        1 621 818
          Construction work in progress                              84 216           98 329
          Other, net                                                 32 296           27 717
                Net utility plant                                 1 784 333        1 747 864

        Other Property and Investments:
          Nuclear decommissioning trusts                             39 027           29 871
          Other, net                                                  4 589            4 596
                Total other property and investments                 43 616           34 467

        Current Assets:
          Cash and temporary cash investments                         4 629            1 191
          Special deposits                                            2 648            3 242
          Accounts receivable:
            Customers, net                                           63 064           68 547
            Other                                                    17 144           21 897
          Unbilled revenues                                          24 615           29 181
          Materials and supplies, at average cost or less:
            Construction and maintenance                             54 089           49 342
            Fuel                                                     11 556           20 092
          Deferred income taxes                                       2 116           (1 454)
          Prepayments                                                13 179            4 726
               Total current assets                                 193 040          196 764

        Deferred Debits and Other Assets:
          Regulatory assets:
            Three Mile Island Unit 2 deferred costs                  64 617           13 214
            Income taxes recoverable through future rates           218 165          227 177
            Other                                                    20 034           23 752
               Total regulatory assets                              302 816          264 143
            Deferred income taxes                                    88 358          114 231
            Other                                                    13 102            8 148
               Total deferred debits and other assets               404 276          386 522


               Total Assets                                      $2 425 265       $2 365 617




        The accompanying notes are an integral part of the consolidated financial statements.








                        PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES
                                      Consolidated Balance Sheets



                                                                        In Thousands
                                                                September 30,   December 31,
                                                                     1995           1994
                                                                 (Unaudited)
        LIABILITIES AND CAPITAL
        Capitalization:
          Common stock                                           $  105 812       $  105 812
          Capital surplus                                           270 486          261 671
          Retained earnings                                         347 457          290 786
            Total common stockholder's equity                       723 755          658 269
          Cumulative preferred stock                                 36 777           36 777
          Company-obligated mandatorily redeemable
           preferred securities                                     105 000          105 000
          Long-term debt                                            676 506          616 490
               Total capitalization                               1 542 038        1 416 536

        Current Liabilities:
          Securities due within one year                                  9                9
          Notes payable                                              49 599          111 052
          Obligations under capital leases                           23 783           17 957
          Accounts payable:
            Affiliates                                               12 989           10 668
            Others                                                   61 811           62 642
          Taxes accrued                                              24 866           13 347
          Deferred energy credits                                        42          (10 826)
          Interest accrued                                           11 694           16 356
          Vacations accrued                                          10 238           12 004
          Other                                                      12 927            8 700
               Total current liabilities                            207 958          241 909

        Deferred Credits and Other Liabilities:
          Deferred income taxes                                     452 905          454 026
          Unamortized investment tax credits                         45 728           47 864
          Three Mile Island Unit 2 future costs                      86 693           85 273
          Nuclear fuel disposal fee                                  13 495           12 918
          Regulatory liabilities                                     34 886           42 878
          Other                                                      41 562           64 213
               Total deferred credits and other liabilities         675 269          707 172

        Commitments and Contingencies (Note 1)

               Total Liabilities and Capital                     $2 425 265       $2 365 617




        The accompanying notes are an integral part of the consolidated financial statements.








                       PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES
                                  Consolidated Statements of Income
                                             (Unaudited)

                                                                   In Thousands
                                                       Three Months          Nine Months
                                                   Ended September 30,   Ended September 30,
                                                     1995      1994        1995       1994
     Operating Revenues                            $249 234  $240 267    $741 097   $714 569

     Operating Expenses:
       Fuel                                          43 806    46 813     131 093    132 576
       Power purchased and interchanged:
         Affiliates                                     973     1 761       5 243      4 859
         Others                                      54 648    34 912     135 690    116 019
       Deferral of energy costs, net                 (3 341)    4 860      10 557        227
       Other operation and maintenance               73 717    63 342     192 642    233 114
       Depreciation and amortization                 22 242    17 573      61 735     55 963
       Taxes, other than income taxes                18 582    16 502      50 452     48 873
           Total operating expenses                 210 627   185 763     587 412    591 631

     Operating Income Before Income Taxes            38 607    54 504     153 685    122 938
       Income taxes                                   7 696    16 266      39 446     29 934
     Operating Income                                30 911    38 238     114 239     93 004

     Other Income and Deductions:
       Allowance for other funds used during
         construction                                   507       482       1 548      1 333
       Other income/(expense), net                   58 888      (492)     55 259    (63 626)
       Income taxes                                 (24 594)      320     (23 235)    27 764
           Total other income and deductions         34 801       310      33 572    (34 529)

     Income Before Interest Charges and
       Dividends on Preferred Securities             65 712    38 548     147 811     58 475

     Interest Charges and Dividends on
       Preferred Securities:
       Interest on long-term debt                    12 378    11 796      36 363     35 187
       Other interest                                 1 647       707       5 608      5 893
       Allowance for borrowed funds used
         during construction                           (625)     (501)     (1 908)    (1 445)
       Dividends on company-obligated mandatorily
        redeemable preferred securities               2 297     2 195       6 891      2 195
         Total interest charges and dividends
           on preferred securities                   15 697    14 197      46 954     41 830

     Net Income                                      50 015    24 351     100 857     16 645
       Preferred stock dividends                        386       734       1 158      2 551
     Earnings Available for Common Stock           $ 49 629  $ 23 617    $ 99 699   $ 14 094



     The accompanying notes are an integral part of the consolidated financial statements.







                           PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES
                                    Consolidated Statements of Cash Flows
                                                 (Unaudited)
                                                                      In Thousands
                                                                       Nine Months
                                                                   Ended September 30,
                                                                    1995          1994
          Operating Activities:
            Net income                                           $ 100 857     $  16 645
            Adjustments to reconcile net income to
             cash provided:
              Depreciation and amortization                         56 519        51 793
              Amortization of property under capital leases          5 695         6 332
              Three Mile Island Unit 2 costs                       (51 796)       56 304
              Voluntary enhanced retirement programs                   -          44 856
              Nuclear outage maintenance costs, net                 (1 407)        2 326
              Deferred income taxes and investment tax
                credits, net                                        19 771       (42 919)
              Deferred energy costs, net                            10 868           357
              Accretion income                                         -            (200)
              Allowance for other funds used during construction    (1 548)       (1 333)
            Changes in working capital:
              Receivables                                           14 802           364
              Materials and supplies                                 3 789           620
              Special deposits and prepayments                      (7 859)       (2 517)
              Payables and accrued liabilities                       1 652       (22 913)
            Other, net                                               3 275        23 284
                 Net cash provided by operating activities         154 618       132 999

          Investing Activities:
            Cash construction expenditures                         (98 089)     (129 718)
            Contributions to decommissioning trusts                 (3 947)       (4 270)
            Other, net                                                 -              11
                 Net cash used for investing activities           (102 036)     (133 977)

          Financing Activities:
            Issuance of long-term debt                              59 670       129 100
            Decrease in notes payable, net                         (61 453)      (86 268)
            Capital lease principal payments                        (6 194)       (6 525)
            Issuance of company-obligated mandatorily
              redeemable preferred securities                          -         101 304
            Contributions from parent corporation                    5 000           -
            Retirement of long-term debt                                (9)      (78 008)
            Redemption of preferred stock                              -         (26 168)
            Dividends paid on common stock                         (45 000)      (30 000)
            Dividends paid on preferred stock                       (1 158)       (2 726)
                 Net cash provided/(required) by
                  financing activities                             (49 144)          709
          Net increase/(decrease) in cash and temporary
            cash investments from above activities                   3 438          (269)
          Cash and temporary cash investments, beginning of year     1 191         1 622
          Cash and temporary cash investments, end of period     $   4 629     $   1 353

          Supplemental Disclosure:
            Interest paid                                        $  50 846     $  46 225
            Income taxes paid                                    $  40 701     $  45 336
            New capital lease obligations incurred               $  10 451     $   2 320

          The accompanying notes are an integral part of the consolidated financial statements.

                                                     -6-

 PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Pennsylvania Electric Company (the Company), a Pennsylvania corporation incorporated in 1919, is a wholly-owned subsidiary of General Public Utilities Corporation (GPU), a holding company registered under the Public Utility Holding Company Act of 1935. The Company owns all of the common stock of Penelec Preferred Capital, Inc., which is the general partner of Penelec Capital L.P., a special purpose finance subsidiary. The Company also has two minor wholly-owned subsidiaries. The Company is affiliated with Jersey Central Power & Light Company (JCP&L) and Metropolitan Edison Company (Met-Ed). The Company, JCP&L and Met-Ed are referred to herein as "the Company and its affiliates". The Company is also affiliated with GPU Service Corporation (GPUSC), a service company; GPU Nuclear Corporation (GPUN), which operates and maintains the nuclear units of the Company and its affiliates; and Energy Initiatives, Inc., EI Power, Inc., and EI Energy, Inc. (collectively, EI), which develop, own and operate generation, transmission and distribution facilities in the United States and in foreign countries.
 All of the Company's affiliates are wholly-owned subsidiaries of GPU. The Company and its affiliates, GPUSC, GPUN, and EI are referred to as the "GPU System".

      These notes should be read in conjunction with the notes to consolidated financial statements included in the 1994 Annual Report on Form 10-K. The year-end condensed balance sheet data contained in the attached financial statements was derived from audited financial statements. For disclosures required by generally accepted accounting principles, see the 1994 Annual Report on Form 10-K.


 1.   COMMITMENTS AND CONTINGENCIES

                               NUCLEAR FACILITIES

      The Company has made investments in two major nuclear projects--Three Mile Island Unit 1 (TMI-1) which is an operational generating facility, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by the Company, JCP&L, and Met-Ed in the percentages of 25%, 25% and 50%, respectively. At September 30, 1995 and December 31, 1994, the Company's net investment in TMI-1 and TMI-2, including nuclear fuel, was as follows:

                                 Net Investment (Millions)
                                    TMI-1         TMI-2
           September 30, 1995       $158          $8*
           December 31, 1994        $154          $8*

      * The Company has recovered substantially all of its investment in TMI-2.

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

 TMI-2:

      The 1979 TMI-2 accident resulted in significant damage to, and contamination of, the plant and a release of radioactivity to the environment. The cleanup program was completed in 1990, and after receiving Nuclear Regulatory Commission (NRC) approval, TMI-2 entered into long-term monitored storage in December 1993.

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

      At the time of the TMI-2 accident, as provided for in the Price-Anderson Act, the Company and its affiliates had (a) primary financial protection in the form of insurance policies with groups of insurance companies providing an aggregate of $140 million of primary coverage, (b) secondary financial protection in the form of private liability insurance under an industry retrospective rating plan providing for up to an aggregate of $335 million in premium charges under such plan, and (c) an indemnity agreement with the NRC for up to $85 million, bringing their total primary, secondary and tertiary financial protection up to an aggregate of $560 million. Under the secondary level, the Company and its affiliates are subject to a retrospective premium charge of up to $5 million per reactor, or a total of $15 million, of which the Company's share is $2.5 million.

      The insurers of TMI-2 had been providing a defense against all TMI-2 accident-related claims against GPU and the Company and its affiliates and their suppliers (the defendants) under a reservation of rights with respect to any award of punitive damages. However, in March 1994, the defendants in the TMI-2 litigation and the insurers agreed that the insurers would withdraw their reservation of rights with respect to any award of punitive damages.

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

      In October 1995, the U.S. Court of Appeals for the Third Circuit ruled that the Price-Anderson Act provides coverage under its primary and secondary levels for punitive as well as compensatory damages, but that punitive damages could not be recovered against the Federal Government. In so doing, the Court of Appeals referred to the "finite fund" (the $560 million of financial protection under the Price-Anderson Act) to which plaintiffs must resort to get compensatory as well as punitive damages.

      The Court of Appeals also found that the standard of care owed by the defendants to a plaintiff was determined by the specific level of radiation which was released into the environment, as measured at the site boundary, rather than as measured at the specific site where the plaintiff was located at the time of the accident (as GPU and the Company and its affiliates proposed). The Court of Appeals also held, however, that each plaintiff still must demonstrate exposure to radiation released during the TMI-2 accident and that such exposure had resulted in injuries.

      GPU and the Company and its affiliates believe that any liability to which they might be subject by reason of the TMI-2 accident and these Court of Appeals decisions will not exceed the financial protection under the Price-Anderson Act. GPU and the Company and its affiliates have filed a petition with the Third Circuit Court seeking a rehearing and en banc reconsideration of its decision that punitive damages are recoverable under the Price-Anderson Act.


                         NUCLEAR PLANT RETIREMENT COSTS

      Retirement costs for nuclear plants include decommissioning the radiological portions of the plants and the cost of removal of nonradiological structures and materials. The disposal of spent nuclear fuel is covered separately by contracts with the U.S. Department of Energy (DOE).

      In 1990, the Company and its affiliates submitted a report, in compliance with NRC regulations, setting forth a funding plan (employing the external sinking fund method) for the decommissioning of their nuclear reactors. Under this plan, the Company and its affiliates intend to complete the funding for TMI-1 by 2014, the end of the plant's license term. The TMI-2 funding completion date is 2014, consistent with TMI-2's remaining in long-term storage and being decommissioned at the same time as TMI-1. Under the NRC regulations, the funding target (in 1995 dollars) for TMI-1 is $157 million, of which the Company's share is $39 million. Based on NRC studies, a comparable funding target for TMI-2 has been developed which takes the accident into account (see TMI-2 Future Costs). The NRC continues to study the levels of these funding targets. Management cannot predict the effect that the results of this review will have on the funding targets. NRC regulations and a regulatory guide provide mechanisms, including exemptions, to adjust the funding targets over their collection periods to reflect increases or decreases due to inflation and changes in technology and regulatory requirements. The funding targets, while not considered cost estimates, are reference levels designed to assure that licensees demonstrate adequate financial responsibility for decommissioning. While the regulations address activities related to the removal of the radiological portions of the plants, they do not establish residual radioactivity limits nor do they address costs related to the removal of nonradiological structures and materials.

      In 1988, a consultant to GPUN performed a site-specific study of TMI-1 that considered various decommissioning plans and estimated the cost of decommissioning the radiological portions of the plant to range from approximately $225 million to $309 million, of which the Company's share would range from $56 million to $77 million (in 1995 dollars). In addition, the study estimated the cost of removal of nonradiological structures and materials for TMI-1 at $74 million, of which the Company's share is $19 million (in 1995 dollars).

      The ultimate cost of retiring the Company's and its affiliates' nuclear facilities may be materially different from the funding targets and the cost estimates contained in the site-specific studies. Such costs are subject to
 (a) the type of decommissioning plan selected, (b) the escalation of various cost elements (including, but not limited to, general inflation), (c) the further development of regulatory requirements governing decommissioning,
 (d) the absence to date of significant experience in decommissioning such facilities and (e) the technology available at the time of decommissioning. The Company and its affiliates charge to expense and contribute to external trusts amounts collected from customers for nuclear plant decommissioning and nonradiological costs. In addition, the Company has contributed amounts written off for TMI-2 nuclear plant decommissioning in 1991 to TMI-2's external trust (see TMI-2 Future Costs). Amounts deposited in external trusts, including the interest earned on these funds, are classified as Nuclear Decommissioning Trusts on the Balance Sheet.

      In August 1995, a consultant to GPUN commenced site specific studies of the TMI site, including both Units 1 and 2. GPUN expects these studies to be completed in the fourth quarter of 1995.

      The Financial Accounting Standards Board (FASB) is reviewing the utility industry's accounting practices for nuclear plant retirement costs. If the FASB's tentative conclusions are adopted, TMI-1 future retirement costs will have to be recognized as a liability currently, rather than recorded over the life of the plant (as is currently the practice), with an offsetting asset recorded for amounts collectible through rates. Any amounts not collectible through rates will have to be charged to expense. The FASB is expected to release an Exposure Draft on decommissioning accounting practices in the fourth quarter of 1995.

 TMI-1:

      The Pennsylvania Public Utility Commission (PaPUC) previously approved a rate change for the Company that increased the collection of revenues for decommissioning costs for TMI-1 based on its share of the NRC funding target and nonradiological cost of removal as estimated in the site-specific study. Collections from customers for retirement expenditures are deposited in external trusts. Provision for the future expenditure of these funds has been made in accumulated depreciation, amounting to $13 million at September 30, 1995. TMI-1 retirement costs are charged to depreciation expense over its expected service life.

      Management believes that any TMI-1 retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable under the current ratemaking process.

 TMI-2 Future Costs:

      The Company and its affiliates have recorded a liability for the radiological decommissioning of TMI-2, reflecting the NRC funding target (in 1995 dollars). The Company and its affiliates record escalations, when applicable, in the liability based upon changes in the NRC funding target.
 The Company and its affiliates have also recorded a liability for incremental costs specifically attributable to monitored storage. In addition, the Company and its affiliates have recorded a liability for the nonradiological cost of removal consistent with the TMI-1 site-specific study and have spent $3 million as of September 30, 1995, of which the Company's share is $.7 million. Estimated TMI-2 Future Costs as of September 30, 1995 and December 31, 1994 are as follows:

                                   September 30, 1995   December 31, 1994
                                       (Millions)           (Millions)
 Radiological Decommissioning              $64                 $62
 Nonradiological Cost of Removal            18                  18
 Incremental Monitored Storage               5                   5
      Total                                $87                 $85

      The above amounts are reflected as Three Mile Island Unit 2 Future Costs on the Balance Sheet. At September 30, 1995, $22 million was in trust funds for TMI-2 and included in Nuclear Decommissioning Trusts on the Balance Sheet, and $56 million was recoverable from customers and included in Three Mile Island Unit 2 Deferred Costs on the Balance Sheet. Earnings on trust fund deposits collected from customers are included in amounts shown on the Balance Sheet under Three Mile Island Unit 2 Deferred Costs.

      In 1993, a PaPUC rate order permitted Met-Ed future recovery of certain TMI-2 retirement costs. The Pennsylvania Office of Consumer Advocate appealed that order to the Commonwealth Court, which reversed the PaPUC order in 1994. The Company, which is also subject to PaPUC regulation, recorded pre-tax charges of $56.3 million during 1994, for its share of such costs applicable to its retail customers. These charges appear in the Other Income and Deductions section of the 1994 Consolidated Statement of Income and are composed of $38.4 million for radiological decommissioning costs, $13.2 million for the nonradiological cost of removal and $4.7 million for incremental monitored storage costs. In September 1995, the Pennsylvania Supreme Court reversed the Commonwealth Court decision. The Company has therefore reversed the previous write-offs, resulting in pre-tax income of $56.3 million being credited to the Other Income and Deductions section of the 1995 Consolidated Statement of Income. However, notwithstanding the Supreme Court's decision, the Company has determined that the recovery of the incremental monitored storage costs is no longer probable, and has recorded a pre-tax charge to operating income of $4.7 million in the third quarter of 1995.

      In 1991, the Company contributed $20 million to an external trust relating to its share of the accident-related portion of the decommissioning liability. This contribution was not recovered from customers and has been expensed.

      The Company intends to seek recovery for any increases in the non-accident related portion of TMI-2 retirement costs, but recognizes that recovery cannot be assured.

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

      The Company and its affiliates have insurance coverage for incremental replacement power costs resulting from an accident-related outage at their nuclear plants. Coverage commences after the first 21 weeks of the outage and continues for three years beginning at $2.6 million per week for TMI-1 for the first year, and decreasing to 80 percent of such amounts for years two and three.


               COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT

 Nonutility Generation Agreements:

      Pursuant to the requirements of the federal Public Utility Regulatory Policies Act (PURPA) and state regulatory directives, the Company has entered into power purchase agreements with nonutility generators for the purchase of energy and capacity for periods up to 25 years. The majority of these agreements contain certain contract limitations and subject the nonutility generators to penalties for nonperformance. All of these facilities are must-run and generally obligate the Company to purchase, at the contract price, the net output up to the contract limits. As of September 30, 1995, facilities covered by these agreements having 397 MW of capacity were in service. Estimated payments to nonutility generators from 1995 through 1999, assuming that all facilities which have existing agreements, or which have obtained orders granting them agreements, enter service, are $152 million, $176 million, $184 million, $197 million, and $278 million, respectively. These agreements, in the aggregate, will provide approximately 575 MW of capacity and energy to the Company, at varying prices.

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

      The Company and its affiliates are seeking to reduce the above market costs of these nonutility generation agreements by (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buy-outs while seeking to recover the costs through their energy clauses and (4) initiating proceedings before federal and state administrative agencies, and in the courts, where appropriate. In addition, the Company and its affiliates intend to avoid, to the maximum extent practicable, entering into any new nonutility generation agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against the GPU System for substantial damages. There can, however, be no assurance as to what extent the Company's and its affiliates' efforts will be successful in whole or in part.

      While the Company and its affiliates thus far have been granted recovery of their nonutility generation costs from customers by the PaPUC and New Jersey Board of Public Utilities (NJBPU), there can be no assurance that the Company and its affiliates will continue to be able to recover these costs throughout the term of the related agreements. The GPU System currently estimates that in 1998, when substantially all of these nonutility generation projects are scheduled to be in service, above market payments (benchmarked against the expected cost of electricity produced by a new gas-fired combined cycle facility) will range from $240 million to $350 million annually, of which the Company's share will range from $90 million to $120 million annually.

 Regulatory Assets and Liabilities:

      As a result of the Energy Policy Act of 1992 (Energy Act) and actions of regulatory commissions, the electric utility industry is moving toward a combination of competition and a modified regulatory environment. In accordance with Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation", the Company's financial statements reflect assets and costs based on current cost-based ratemaking regulations. Continued accounting under FAS 71 requires that the following criteria be met:

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

      In accordance with the provisions of FAS 71, the Company has deferred certain costs pursuant to actions of the PaPUC and Federal Energy Regulatory Commission (FERC) and is recovering or expects to recover such costs in electric rates charged to customers. Regulatory assets are reflected in the Deferred Debits and Other Assets section of the Consolidated Balance Sheet, and regulatory liabilities are reflected in the Deferred Credits and Other Liabilities section of the Consolidated Balance Sheet. Regulatory assets and liabilities, as reflected in the September 30, 1995 Consolidated Balance Sheet, were as follows:

                                                        (In thousands)
                                                     Assets   Liabilities

 Income taxes recoverable/refundable
   through future rates                            $ 218,165    $ 34,221
 TMI-2 deferred costs                                 64,617        -
 Unamortized property losses                           1,901        -
 Unamortized loss on reacquired debt                   9,310        -
 DOE enrichment facility decommissioning               5,033        -
 Nuclear fuel disposal fee                               (24)       -
 Other                                                 3,814         665
      Total                                        $ 302,816    $ 34,886


 Income taxes recoverable/refundable through future rates: Represents amounts deferred due to the implementation of FAS 109, "Accounting for Income Taxes", in 1993.

 TMI-2 deferred costs: Represents costs that are recoverable through rates for the Company's remaining investment in the plant and fuel core, radiological decommissioning in accordance with the NRC's funding target and allowances for the cost of removal of nonradiological structures and materials. For additional information, see TMI-2 Future Costs.

 Unamortized property losses: The NRC has mandated that the design of nuclear reactors be documented. As a result, the Company's share of the costs incurred in documenting TMI-1 plant design, in addition to costs incurred in a study used to assess the vulnerability of nuclear reactors to severe accidents, are recorded in this account. The study costs are amortized over the life of the plant.

 Unamortized loss on reacquired debt: Represents premiums and expenses incurred in the early redemption of long-term debt. In accordance with FERC regulations, reacquired debt costs are amortized over the remaining original life of the retired debt.

 DOE enrichment facility decommissioning: These costs, representing payments to the DOE over a 15-year period beginning in 1994, are currently being collected through the Company's energy adjustment clause.

 Nuclear fuel disposal fee: Represents amounts recoverable through rates for estimated future disposal costs for spent nuclear fuel at TMI-1 in accordance with the Nuclear Waste Policy Act of 1982.

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

       To comply with the federal Clean Air Act Amendments (Clean Air Act) of 1990, the Company expects to spend up to $177 million for air pollution control equipment by the year 2000. In developing its least-cost plan to comply with the Clean Air Act, the Company will continue to evaluate major capital investments compared to participation in the emission allowance market and the use of low-sulfur fuel or retirement of facilities. In 1994, the Ozone Transport Commission (OTC), consisting of representatives of 12 northeast states (including Pennsylvania and New Jersey) and the District of Columbia, proposed reductions in nitrogen oxide (NOx) emissions it believes necessary to meet ambient air quality standards for ozone and the statutory deadlines set by the Clean Air Act. The Company expects that the U.S. Environmental Protection Agency (EPA) will approve state implementation plans consistent with the proposal, and that as a result, the Company will spend an estimated $50 million, beginning in 1997, to meet the reductions set by the OTC. The OTC has stated that it anticipates that additional NOx reductions will be necessary to meet the Clean Air Act's 2005 National Ambient Air Quality Standards for ozone. However, the specific requirements that will have to be met at that time have not been finalized. The Company and its affiliates are unable to determine what additional costs, if any, will be incurred.

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


                       OTHER COMMITMENTS AND CONTINGENCIES

       The Company's construction programs, for which substantial commitments have been incurred and which extend over several years, contemplate expenditures of $124 million during 1995. As a consequence of reliability, licensing, environmental and other requirements, additions to utility plant may be required relatively late in their expected service lives. If such additions are made, current depreciation allowance methodology may not make adequate provision for the recovery of such investments during their remaining lives. Management intends to seek recovery of such costs through the ratemaking process, but recognizes that recovery is not assured.

       The Company has entered into long-term contracts with nonaffiliated mining companies for the purchase of coal for certain generating stations in which it has ownership interests. The contracts, which expire between 1995 and the end of the expected service lives of the generating stations, require the purchase of either fixed or minimum amounts of the stations' coal requirements. The price of the coal under the contracts is based on adjustments of indexed cost components. One contract also includes a provision for the payment of environmental and postretirement benefit costs. The Company's share of the cost of coal purchased under these agreements is expected to aggregate $44 million for 1995.

       During the normal course of the operation of its business, in addition to the matters described above, the Company is from time to time involved in disputes, claims and, in some cases, as defendants in litigation in which compensatory and punitive damages are sought by the public, customers, contractors, vendors and other suppliers of equipment and services and by employees alleging unlawful employment practices. While management does not expect that the outcome of these matters will have a material effect on the Company's financial position or results of operations, there can be no assurance that this will continue to be the case.

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

 RESULTS OF OPERATIONS

      Earnings for the quarter ended September 30, 1995 were $49.6 million, compared to $23.6 million for the same quarter ended last year. The increase in quarterly earnings was due to the reversal of $32.1 million (after-tax) of certain future Three Mile Island Unit 2 (TMI-2) retirement costs written-off in the second quarter of 1994. The reversal of the TMI-2 write-off resulted from a Pennsylvania Supreme Court decision that overturned a 1994 Pennsylvania Commonwealth Court order disallowing the recovery of certain future TMI-2 retirement costs from customers. In addition, there was a charge to income of $2.7 million (after-tax) for TMI-2 monitored storage costs the Company believes will not be recoverable through ratemaking.

      Earnings for the nine months ended September 30, 1995 were $99.7 million, compared to $14.1 million for the same period ended last year. The same factors mentioned above contributed to the earnings increase for the nine month period. In addition, earnings for the nine months ended last year included several one-time items that resulted in a net earnings reduction of $61.8 million (after-tax). The 1994 one-time items included a write-off of $32.1 million of certain future TMI-2 retirement costs, $25.6 million for early retirement program costs, the write-off of $10.6 million of postretirement benefit costs; and net interest income of $6.5 million resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2.

      Also contributing to the earnings increase for the quarter and nine month periods was higher sales resulting from new customer growth in the residential and commercial sectors. Hotter summer temperatures also contributed to the third quarter earnings increase; however, this increase was more than offset in the nine month period by milder winter weather in 1995 compared to the previous year.

 OPERATING REVENUES:

      Total revenues for the third quarter of 1995 increased 3.7% to $249.2 million, as compared to the third quarter of 1994. Total revenues for the nine months ended September 30, 1995 increased 3.7% to $741.1 million, as compared with the same period in 1994. The components of these changes are as follows:

                                                     (In Millions)
                                             Three Months       Nine Months
                                                Ended               Ended
                                         September 30, 1995  September 30, 1995
 Kilowatt-hour (KWH) revenues
  (excluding energy portion)                  $  3.8              $ (2.3)
 Energy revenues                                 8.4                26.3
 Other revenues                                 (3.3)                2.5
      Increase in revenues                    $  8.9              $ 26.5

 Kilowatt-hour Revenues

      The increase in KWH revenues for the three month period was due primarily to higher residential sales from hotter summer temperatures compared to last year. The decrease in KWH revenues for the nine month period was due to lower residential sales from milder winter temperatures in 1995 compared to the previous winter.

 Energy Revenues

      Changes in energy revenues do not normally affect net income as they reflect corresponding changes in the energy cost rates billed to customers and expensed. Energy revenues increased for both the three and nine month periods primarily as a result of increased sales to other utilities. Higher energy cost rates, partially offset by lower sales to customers also contributed to the nine month increase.

 Other Revenues

      Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.

 OPERATING EXPENSES:

 Power purchased and interchanged

      Generally, changes in the energy component of power purchased and interchanged expense do not significantly affect earnings since these cost increases are substantially recovered through the Company's energy clause. However, earnings for the nine month period were negatively affected by higher reserve capacity expense resulting primarily from higher payments to the Pennsylvania-New Jersey-Maryland Interconnection.

 Fuel and Deferral of energy costs, net

      Generally, changes in fuel expense and deferral of energy costs do not affect earnings as they are offset by corresponding changes in energy revenues.

 Other operation and maintenance (O&M)

      The increase in other O&M for the three month period was due primarily to the write-off of $4.7 million (pre-tax) of future TMI-2 monitored storage costs deemed not recoverable through ratemaking and higher credit and collection activity.

      The decrease in other O&M expense for the nine month period was primarily attributable to a one-time $44.9 million (pre-tax) charge in 1994 related to early retirement programs. Also contributing to the nine month O&M reduction were lower winter storm repair costs and payroll and benefit savings resulting from the retirement programs.

 Depreciation and amortization

      The increases in depreciation and amortization expense for the three and nine month periods were due primarily to additions to plant in service and adjustments for TMI-2 decommissioning.

 Taxes, other than income taxes

      Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

 OTHER INCOME AND DEDUCTIONS:

 Other income/(expense), net

      The increase in other income/(expense) for the three month period was attributable to the reversal of $56.3 million (pre-tax) of expense resulting from a Pennsylvania Supreme Court decision. The Pennsylvania Supreme Court decision overturned a 1994 Pennsylvania Commonwealth Court order, and restored a March 1993 PaPUC order that allowed Metropolitan Edison Company (an affiliate of the Company) to recover certain future TMI-2 retirement costs from customers. In addition, $2.6 million (pre-tax) of expense was reversed for escalations recorded since June 1994 for radiological decommissioning and nonradiological cost of removal.

      The same factors affecting the three month period also affected the nine month period. In addition, the nine month period increase included write-offs in 1994 of $56.3 million (pre-tax) for certain future TMI-2 retirement costs resulting from a Pennsylvania Commonwealth Court order, and $18.6 million (pre-tax) for postretirement benefit costs not believed to be recoverable in rates. These increases were partially offset by lower interest income of $14.9 million (pre-tax) resulting from 1994 refunds of previously paid federal income taxes related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a refund for the tax years after TMI-2 was retired.

 INTEREST CHARGES AND DIVIDENDS ON PREFERRED SECURITIES:

 Other interest

      Other interest expense for the nine month period decreased due to the recognition in the first quarter of 1994 of interest expense related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a $3.5 million (pre-tax) charge to interest expense on additional amounts owed for tax years in which depreciation deductions with respect to TMI-2 had been taken.

 Dividends on company-obligated mandatorily redeemable preferred securities

      In the third quarter of 1994, the Company issued $105 million of monthly income preferred securities through a special-purpose finance subsidiary. Dividends on these securities are payable monthly.


 LIQUIDITY AND CAPITAL RESOURCES

 CAPITAL NEEDS:

      The Company's capital needs for the nine months ended September 30, 1995 consisted of cash construction expenditures of $98 million. Construction expenditures for the year are forecasted to be $124 million. The Company has no long-term securities maturing in 1995. Management estimates that approximately three-fourths of the capital needs in 1995 will be satisfied through internally generated funds.

 FINANCING:

      GPU has regulatory authority to issue up to four million shares of additional common stock through 1996. GPU expects to use the proceeds from any sale of additional common stock to reduce GPU short-term debt and make capital contributions to the Company and its affiliates, and EI.

      The Company has regulatory authority to issue and sell first mortgage bonds (FMBs), which may be issued as secured medium-term notes, and preferred stock through June 1997. Under existing authorizations, the Company may issue such senior securities in the amount of $160 million, of which $100 million may consist of preferred stock. The Company, through its special-purpose finance subsidiary, has remaining regulatory authority to issue an additional $20 million of monthly income preferred securities through June 1996. The Company also has regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

      In October 1995, the Company issued $70 million principal amount of FMBs, the proceeds of which will be used to redeem, prior to maturity, $30 million principal amount of FMBs and reduce outstanding short-term debt.

      The Company's bond indenture and articles of incorporation include provisions that limit the amount of long-term debt, preferred stock and short-term debt the Company may issue. The Company's interest and preferred dividend coverage ratios are currently in excess of indenture and charter restrictions.


 COMPETITIVE ENVIRONMENT:

      In September 1995, the Federal Energy Regulatory Commission (FERC) accepted for filing, subject to possible refund, the Company's proposed open access transmission tariffs. The tariffs were submitted to the FERC in March 1995, prior to the FERC's issuance of the Notice of Proposed Rulemaking on open access non-discriminatory transmission services. The FERC has ordered that hearings be held on a number of aspects of these tariffs, including whether they are consistent in certain respects with FERC policy on open access and comparability of service. The tariffs provide for both firm and interruptible service on a point-to-point basis. Network service, where requested, will be negotiated on a case by case basis.

      In April 1994, the PaPUC initiated an investigation into the role of competition in Pennsylvania's electric utility industry and solicited comments on various issues. The Company and its affiliate Metropolitan Edison Company (Met-Ed) jointly filed responses in November 1994 suggesting, among other things, that the PaPUC provide for the equitable recovery of stranded investments, enable utilities to offer flexible pricing to customers with competitive alternatives, and address regulatory requirements that impose costs unequally on Pennsylvania utilities as compared with unregulated or out-of-state suppliers. In August 1995, the PaPUC released a Staff report in which the Staff decided not to recommend retail wheeling at this time. Evidentiary hearings on this matter are scheduled to begin in December 1995.


 THE SUPPLY PLAN:

 Managing Nonutility Generation

      The Company and its affiliates are seeking to reduce the above market costs of nonutility generation agreements, including (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buy-outs while seeking to recover the costs through their energy clauses and (4) initiating proceedings before federal and state administrative agencies, and in the courts, where appropriate. In addition, the Company and its affiliates intend to avoid, to the maximum extent practicable, entering into any new nonutility generation agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal the Public Utility Regulatory Policies Act of 1978 (PURPA). These efforts may result in claims against the Company and its affiliates for substantial damages. There can, however, be no assurance as to what extent the Company's and its affiliates' efforts will be successful in whole or in part. The following is a discussion of some major nonutility generation activities involving the Company.

      In May 1995, the Company filed a petition for enforcement and declaratory order with the FERC requesting that the FERC effectively invalidate two contracts with nonutility generators, aggregating 160 MW of capacity, on the grounds that the PaPUC's implementation of PURPA directing the Company to enter into these agreements was unlawful. Specifically, the Company contended that the PaPUC's procedures imposing contract prices based on the costs of a "coal proxy" plant violated PURPA and the FERC's implementing regulations. In June 1995, the FERC denied the petition, and in September 1995, the FERC denied the Company's petition for rehearing. The Company has not determined whether it will seek judicial review of the FERC's order.

      In November 1994, the Company requested the Pennsylvania Supreme Court to review a Commonwealth Court decision upholding a PaPUC order requiring the Company to purchase a total of 160 MW from two nonutility generators. The PaPUC had ordered the Company in 1993 to enter into power purchase agreements with the nonutility generators for 80 MW of power each under long-term contracts commencing in 1997 or later. In August 1994, the Commonwealth Court denied the Company's appeal of the PaPUC order. The Company's petition to the Supreme Court contends that the Commonwealth Court imposed unnecessary and excessive costs on the Company's customers by finding that the Company had a need for capacity. The petition also questions the Commonwealth Court's upholding of the PaPUC's determination that the nonutility generators had incurred a legal obligation entitling them to payments under PURPA. In May 1995, the PaPUC assigned the matter to an ALJ for a recommended decision. In August 1995, however, the Pennsylvania Supreme Court granted the Company's petition for review of the Commonwealth Court's decision. The Commonwealth Court has remanded pricing issues to the PaPUC, which has now assigned the matter to an ALJ for hearings.

      In August 1995, the Company and its affiliates entered into a three-year fuel management agreement with New Jersey Natural Energy Corporation, an affiliate of New Jersey Natural Gas Company, to manage the Company's and its affiliates' natural gas purchases and interstate pipeline capacity. It is intended that the Company's and its affiliates' gas-fired facilities, as well as up to approximately 1,100 MW of nonutility generation capacity, will be pooled and managed under this agreement, allowing the Company and its affiliates to reduce power purchase expenses.

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

 ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits
                 (27)  Financial Data Schedule

             (b) Reports on Form 8-K:
                 For the month of October 1995, dated October 4, 1995, under
                 Item 5 (Other Events)

                 For the month of October 1995, dated October 20, 1995, under
                 Item 5 (Other Events), as amended by Form 8-K/A No. 1, dated October 27, 1995

                                   Signatures



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PENNSYLVANIA ELECTRIC COMPANY



 November 8, 1995              By:  \s\ F. D. Hafer
                                    F. D. Hafer, President




 November 8, 1995              By:  \s\ D. L. O'Brien
                                    D. L. O'Brien, Comptroller
                                    (Principal Accounting Officer)