Form 10-Q/A
period 2002-03-31
PENNSYLVANIA ELECTRIC CO
filed 2002-11-27
CIK 77227

FORM 10-Q/A
                                 AMENDMENT NO. 2

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission            Registrant; State of Incorporation;        I.R.S. Employer
File Number No.          Address; and Telephone Number            Identification
---------------       -----------------------------------        ---------------
No.

1-3522                PENNSYLVANIA ELECTRIC COMPANY                 25-0718085
                      (A Pennsylvania Corporation)
                      c/o FirstEnergy Corp.
                      76 South Main Street
                      Akron, OH  44308
                      Telephone (800)736-3402

                                EXPLANATORY NOTE

        Pennsylvania Electric Company (Penelec) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 to amend its financial statements and management's discussion and analysis of results of operations and financial condition contained in Amendment No. 1 (filed on June 3, 2002) and the fixed charge ratios contained in the initial report as filed with the Securities and Exchange Commission on May 15, 2002, to solely reflect the potential adverse impact of a pending Pennsylvania Supreme Court decision related to Penelec's Provider of Last Resort Obligation (see amended Note 4).

        As part of the combined Form 10-Q filing for FirstEnergy Corp. and its subsidiaries, Penelec is including the following in this amended filing:

Part I of Item 1 of Penelec's report as filed in Amendment No. 1 -

        (i) The Notes to Financial Statements appearing on pages 1 through 8 with Note 4 - "Regulatory Matters: Pennsylvania" amendment on page 7; and

        (ii) Its financial statements (as amended), the amended letter of PricewaterhouseCoopers LLP and Management's Discussion and Analysis of Results of Operations and Financial Condition (as amended), appearing on pages 73 through 81.

and Exhibit 12 - fixed charge ratios as originally filed.

        Reference is made to such report as originally filed for the complete text of all other portions of such report.

                                TABLE OF CONTENTS


                                                                           Pages

Part I.  Financial Information

         Notes to Financial Statements...................................   1-6

      Pennsylvania Electric Company

         Consolidated Statements of Income...............................   73
         Consolidated Balance Sheets.....................................  74-75
         Consolidated Statements of Cash Flows...........................   76
         Report of Independent Accountants...............................   77
         Management's Discussion and Analysis of Results of Operations
           and Financial Condition.......................................  78-81

PART I.  FINANCIAL INFORMATION
-------  ---------------------

                       FIRSTENERGY CORP. AND SUBSIDIARIES
                      OHIO EDISON COMPANY AND SUBSIDIARIES
          THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES
                    THE TOLEDO EDISON COMPANY AND SUBSIDIARY
                           PENNSYLVANIA POWER COMPANY
                 JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARIES
                  METROPOLITAN EDISON COMPANY AND SUBSIDIARIES
                 PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1 -   FINANCIAL STATEMENTS:

        The principal business of FirstEnergy Corp. (FirstEnergy) is the holding, directly or indirectly, of all of the outstanding common stock of its eight principal electric utility operating subsidiaries, Ohio Edison Company
(OE), The Cleveland Electric Illuminating Company (CEI), The Toledo Edison Company (TE), Pennsylvania Power Company (Penn), American Transmission Systems, Inc. (ATSI), Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). These utility subsidiaries are referred to throughout as "Companies." Penn is a wholly owned subsidiary of OE. FirstEnergy's results include the results of JCP&L, Met-Ed and Penelec from the November 7, 2001 merger date with GPU, Inc., the former parent company of JCP&L, Met-Ed and Penelec. The merger was accounted for by the purchase method of accounting and the applicable effects were reflected on the financial statements of JCP&L, Met-Ed and Penelec as of the merger date. Accordingly, the post-merger financial statements reflect a new basis of accounting, and pre-merger period and post-merger period financial results of JCP&L, Met-Ed and Penelec (separated by a heavy black line) are presented. FirstEnergy's consolidated financial statements also include its other principal subsidiaries: FirstEnergy Solutions Corp. (FES); FirstEnergy Facilities Services Group, LLC (FEFSG); MYR Group, Inc. (MYR); MARBEL Energy Corporation; FirstEnergy Nuclear Operating Company (FENOC); GPU Capital, Inc.; GPU Power, Inc.; FirstEnergy Service Company (FECO); and GPU Service, Inc. (GPUS). FES provides energy-related products and services and, through its FirstEnergy Generation Corp. (FGCO) subsidiary, operates FirstEnergy's nonnuclear generation business. FENOC operates the Companies' nuclear generating facilities. FEFSG is the parent company of several heating, ventilating, air conditioning and energy management companies, and MYR is a utility infrastructure construction service company. MARBEL is a fully integrated natural gas company. GPU Capital owns and operates electric distribution systems in foreign countries and GPU Power owns and operates generation facilities in foreign countries. FECO and GPUS provide legal, financial and other corporate support services to affiliated FirstEnergy companies.

        The condensed unaudited financial statements of FirstEnergy and each of the Companies reflect all normal recurring adjustments that, in the opinion of management, are necessary to fairly present results of operations for the interim periods. These statements should be read in conjunction with the financial statements and notes included in the combined Annual Report on Form 10-K for the year ended December 31, 2001 for FirstEnergy and the Companies. Significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The reported results of operations are not indicative of results of operations for any future period. Certain prior year amounts have been reclassified to conform with the current year presentation.

     Preferred Securities

        Met-Ed and Penelec have each formed statutory business trusts for the issuance of $100 million each of preferred securities due 2039. However, ownership of the respective Met-Ed and Penelec trusts is through separate wholly-owned limited partnerships, of which a wholly-owned subsidiary of each company is the sole general partner. In these transactions, the sole assets and sources of revenues of each trust are the preferred securities of the applicable limited partnership, whose sole assets are in the 7.35% and 7.34% subordinated debentures (aggregate principal amount of $103.1 million each) of Met-Ed and Penelec, respectively. In each case, the applicable parent company has effectively provided a full and unconditional guarantee of its obligations under its trust's preferred securities.

     Derivative Accounting

        On  January 1,  2001,  FirstEnergy  adopted  SFAS 133,  "Accounting  for
Derivative Instruments and Hedging Activities", as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133". The cumulative effect to January 1, 2001 was a charge of $8.5 million (net of $5.8 million of income taxes) or $.03 per share of common stock.

        FirstEnergy is exposed to financial risks resulting from the fluctuation of interest rates and commodity prices, including electricity, natural gas and coal. To manage the volatility relating to these exposures, FirstEnergy uses a variety of non-derivative and derivative instruments, including forward contracts, options, futures contracts and swaps. The derivatives are used principally for hedging purposes, and to a lesser extent, for trading purposes. FirstEnergy's Risk Policy Committee, comprised of executive officers, exercises an independent risk oversight function to ensure compliance with corporate risk management policies and prudent risk management practices.

        FirstEnergy uses derivatives to hedge the risk of price, interest rate and foreign currency fluctuations. FirstEnergy's primary ongoing hedging activity involves cash flow hedges of electricity and natural gas purchases. The maximum periods over which the variability of electricity and natural gas cash flows are hedged are two and three years, respectively. Gains and losses from hedges of commodity price risks are included in net income when the underlying hedged commodities are delivered. The current net deferred loss of $133.6 million included in Accumulated Other Comprehensive Loss (AOCL) as of March 31, 2002, for derivative hedging activity, as compared to the December 31, 2001 balance of $169.4 million in AOCL, resulted from a $18.9 million increase related to current hedging activity and a $16.9 million increase due to net hedge losses included in earnings during the quarter. Approximately $7.1 million (after tax) of the current net deferred loss on derivative instruments in AOCL is expected to be reclassified to earnings during the next twelve months as hedged transactions occur. However, the fair value of these derivative instruments will fluctuate from period to period based on various market factors and will generally be more than offset by the margin on related sales and revenues.

        FirstEnergy engages in the trading of commodity derivatives and periodically experiences net open positions. FirstEnergy's risk management policies limit the exposure to market risk from open positions and require daily reporting to management of potential financial exposures.

2 -   COMMITMENTS, GUARANTEES AND CONTINGENCIES:

     Capital Expenditures

        FirstEnergy's current forecast reflects expenditures of approximately $3.2 billion (OE-$195 million, CEI-$256 million, TE-$129 million, Penn-$45 million, JCP&L-$572 million, Met-Ed-$336 million, Penelec-$387 million, ATSI-$118 million, FES-$814 million and other subsidiaries-$309 million) for property additions and improvements from 2002-2006, of which approximately $863 million (OE-$39 million, CEI-$57 million, TE-$27 million, Penn-$9 million, JCP&L-$144 million, Met-Ed-$79 million, Penelec-$84 million, ATSI-$20 million, FES-$261 million and other subsidiaries-$143 million) is applicable to 2002. Investments for additional nuclear fuel during the 2002-2006 period are estimated to be approximately $502 million (OE-$136 million, CEI-$166 million, TE-$113 million and Penn-$87 million), of which approximately $35 million (OE-$10 million, CEI-$12 million, TE-$8 million and Penn-$5 million) applies to 2002.

     Environmental Matters

        Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. FirstEnergy estimates additional capital expenditures for environmental compliance of approximately $235 million, which is included in the construction forecast provided under "Capital Expenditures" for 2002 through 2006.

        The Companies are required to meet  federally  approved  sulfur  dioxide
(SO2) regulations. Violations of such regulations can result in shutdown of the generating unit involved and/or civil or criminal penalties of up to $27,500 for each day the unit is in violation. The Environmental Protection Agency (EPA) has an interim enforcement policy for SO2 regulations in Ohio that allows for compliance based on a 30-day averaging period. The Companies cannot predict what action the EPA may take in the future with respect to the interim enforcement policy.

        The Companies believe they are in compliance with the current SO2 and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or using emission allowances. NOx reductions are being achieved through combustion controls and the generation of more electricity at lower-emitting plants. In September 1998, the EPA finalized regulations requiring additional NOx reductions from the Companies' Ohio and Pennsylvania facilities. The EPA's NOx Transport Rule imposes uniform reductions of NOx emissions (an approximate 85% reduction in utility plant NOx emissions from projected 2007 emissions) across a region of nineteen states and the District of Columbia, including New Jersey, Ohio and Pennsylvania, based on a conclusion that such NOx emissions are contributing significantly to ozone pollution in the eastern United States. State Implementation Plans (SIP) must comply by May 31, 2004 with individual state NOx budgets established by the EPA. Pennsylvania submitted a SIP that requires compliance with the NOx budgets at the Companies' Pennsylvania facilities by May 1, 2003 and Ohio submitted a "draft" SIP that requires compliance with the NOx budgets at the Companies' Ohio facilities by May 31, 2004.

        In July 1997, the EPA promulgated changes in the National Ambient Air Quality Standard (NAAQS) for ozone emissions and proposed a new NAAQS for previously unregulated ultra-fine particulate matter. In May 1999, the U.S. Court of Appeals for the D.C. Circuit found constitutional and other defects in the new NAAQS rules. In February 2001, the U.S. Supreme Court upheld the new NAAQS rules regulating ultra-fine particulates but found defects in the new NAAQS rules for ozone and decided that the EPA must revise those rules. The future cost of compliance with these regulations may be substantial and will depend if and how they are ultimately implemented by the states in which the Companies operate affected facilities.

        In 1999 and 2000, the EPA issued Notices of Violation (NOV) or a Compliance Order to nine utilities covering 44 power plants, including the W. H. Sammis Plant. In addition, the U.S. Department of Justice filed eight civil complaints against various investor-owned utilities, which included a complaint against OE and Penn in the U.S. District Court for the Southern District of Ohio. The NOV and complaint allege violations of the Clean Air Act based on operation and maintenance of the Sammis Plant dating back to 1984. The complaint requests permanent injunctive relief to require the installation of "best available control technology" and civil penalties of up to $27,500 per day of violation. Although unable to predict the outcome of these proceedings, FirstEnergy believes the Sammis Plant is in full compliance with the Clean Air Act and the NOV and complaint are without merit. Penalties could be imposed if the Sammis Plant continues to operate without correcting the alleged violations and a court determines that the allegations are valid. The Sammis Plant continues to operate while these proceedings are pending.

        In  December   2000,  the  EPA  announced  it  would  proceed  with  the
development of regulations regarding hazardous air pollutants from electric power plants. The EPA identified mercury as the hazardous air pollutant of greatest concern. The EPA established a schedule to propose regulations by December 2003 and issue final regulations by December 2004. The future cost of compliance with these regulations may be substantial.

        As a result of the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act of 1976, federal and state hazardous waste regulations have been promulgated. Certain fossil-fuel combustion waste products, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA's evaluation of the need for future regulation. The EPA has issued its final regulatory determination that regulation of coal ash as a hazardous waste is unnecessary. In April 2000, the EPA announced that it will develop national standards regulating disposal of coal ash under its authority to regulate nonhazardous waste.

        Various environmental liabilities have been recognized on the Consolidated Balance Sheet as of March 31, 2002, based on estimates of the total costs of cleanup, the Companies' proportionate responsibility for such costs and the financial ability of other nonaffiliated entities to pay. The Companies have been named as "potentially responsible parties" (PRPs) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute. Federal law provides that all PRPs for a particular site be held liable on a joint and several basis. In addition, JCP&L has accrued liabilities for environmental remediation of former manufactured gas plants in New Jersey; those costs are being recovered by JCP&L through a non-bypassable societal benefits charge. The Companies have total accrued liabilities aggregating approximately $58.2 million (JCP&L-$50.3 million, CEI-$2.9 million, TE-$0.2 million, Met-Ed-$0.2 million, Penelec-$0.9 million and other-$3.7 million) as of March 31, 2002. FirstEnergy does not believe environmental remediation costs will have a material adverse effect on its financial condition, cash flows or results of operations.

3 -   PENDING DIVESTITURES:

        FirstEnergy identified certain former GPU international operations for divestiture within twelve months of the merger date. These operations constitute individual "lines of business" as defined in Accounting Principles Board Opinion
(APB) No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with physically and operationally separable activities. Application of Emerging Issues Task Force (EITF) Issue No. 87-11,
"Allocation of Purchase Price to Assets to Be Sold," required that expected, pre-sale cash flows, including incremental interest costs on related acquisition debt, of these operations be considered part of the purchase price allocation. Accordingly, subsequent to the merger date, results of operations and incremental interest costs related to these international subsidiaries were not included in FirstEnergy's Consolidated Statements of Income. Additionally, assets and liabilities of these international operations were segregated under separate captions in the Consolidated Balance Sheet as "Assets Pending Sale" and "Liabilities Related to Assets Pending Sale."

        In October 2001, FirstEnergy and Aquila, Inc. (formerly UtiliCorp United) announced that Aquila made an offer to FirstEnergy to purchase Avon Energy Partners Holdings, FirstEnergy's wholly owned holding company of Midlands Electricity plc, for $2.1 billion including the assumption of $1.7 billion of debt. FirstEnergy accepted the offer upon completion of its merger with GPU and regulatory approvals for the transaction were received by Aquila. On March 18, 2002, FirstEnergy announced that the terms of the initial offer by Aquila were modified such that Aquila would now acquire a 79.9 percent interest in Avon for approximately $1.9 billion (including the assumption of $1.7 billion of debt). FirstEnergy and Aquila together will own all of the outstanding shares of Avon through a jointly owned subsidiary, with each company having a 50-percent voting interest. The transaction closed on May 8, 2002. In accordance with applicable accounting guidance, the earnings of those foreign operations were capitalized in advance of the sale and not recognized in current earnings from the date of the GPU acquisition until February 6, 2002. However, the revision to the initial offer by Aquila caused a reversal of this accounting in the first quarter of 2002, resulting in the recognition of a cumulative effect of a change in accounting which increased net income by $31.7 million. This resulted from the application of guidance provided by EITF Issue No. 90-6, "Accounting for Certain Events Not Addressed in Issue No. 87-11 relating to an Acquired Operating Unit to Be Sold," accounting under EITF Issue No. 87-11, recognizing the net income of Avon from November 7, 2001 to February 6, 2002 that previously was not recognized by FirstEnergy in its consolidated earnings as discussed above. In addition, Avon's financial statements are no longer presented as "Assets Pending Sale" and "Liabilities Related to Assets Pending Sale" in FirstEnergy's Consolidated Balance Sheet at March 31, 2002.

4 -   REGULATORY MATTERS:

        In Ohio, New Jersey and Pennsylvania, laws applicable to electric industry deregulation included the following provisions which are reflected in the Companies' respective state regulatory plans:

        o Allowing the Companies' electric customers to select their generation suppliers;

        o establishing provider of last resort (PLR) obligations to non-shopping customers in the Companies' service areas;

        o allowing recovery of potentially stranded investment (or transition costs);

        o itemizing (unbundling) the current price of electricity into its component elements - including generation, transmission, distribution distribution and stranded costs recovery charges;

        o  deregulating  the  Companies'  electric  generation  businesses;  and

        o continuing regulation of the Companies' transmission and distribution systems.

     Pennsylvania

        The Pennsylvania Public Utility Commission (PPUC) authorized 1998 rate restructuring plans for Penn, Met-Ed and Penelec. In 2000, the PPUC disallowed a portion of the requested additional stranded costs above those amounts granted in Met-Ed's and Penelec's 1998 rate restructuring plan orders. The PPUC required Met-Ed and Penelec to seek an IRS ruling regarding the return of certain unamortized investment tax credits and excess deferred income tax benefits to customers. Should the IRS ruling ultimately support returning these tax benefits to customers, there would be no effect to FirstEnergy's, Met-Ed's or Penelec's net income since the contingency existed prior to the merger.

        As a result of their generating asset divestitures, Met-Ed and Penelec obtain their supply of electricity to meet their PLR obligations almost entirely from contracted and open market purchases. In 2000, Met-Ed and Penelec filed a petition with the PPUC seeking permission to defer, for future recovery, energy costs in excess of amounts reflected in their capped generation rates; the PPUC subsequently consolidated this petition in January 2001 with the FirstEnergy/GPU merger proceeding.

        In June 2001, the PPUC entered orders approving the Settlement Stipulation with all of the major parties in the combined merger and rate relief proceedings which approved the merger and provided Met-Ed and Penelec PLR rate relief. The PPUC permitted Met-Ed and Penelec to defer for future recovery the difference between their actual energy costs and those reflected in their capped generation rates, retroactive to January 1, 2001. Correspondingly, in the event that energy costs incurred by Met-Ed and Penelec are below their respective capped generation rates, that difference will reduce costs that had been deferred for recovery in future periods. This deferral accounting procedure will cease on December 31, 2005. Thereafter, costs which had been deferred through that date would be recoverable through application of competitive transition charge (CTC) revenues received by Met-Ed and Penelec through December 31, 2010. Met-Ed's and Penelec's PLR obligations extend through December 31, 2010; during that period CTC revenues will be applied first to PLR costs, then to non-nonutility generation (NUG) stranded costs and finally to NUG stranded costs. Met-Ed and Penelec would be permitted to recover any remaining stranded costs through a continuation of the CTC after

December 31, 2010 through no later than December 31, 2015. Any amounts not expected to be recovered by December 31, 2015 would be written off at the time such nonrecovery becomes probable.

        Several parties had filed Petitions for Review in June and July 2001 with the Commonwealth Court of Pennsylvania regarding the June 2001 PPUC orders. On February 21, 2002, the Court affirmed the PPUC decision regarding the FirstEnergy/GPU merger, remanding the decision to the PPUC only with respect to the issue of merger savings. The Court reversed the PPUC's decision regarding the PLR obligations of Met-Ed and Penelec, and rejected those parts of the settlement that permitted the companies to defer for accounting purposes the difference between their non-NUG wholesale power costs and the amount that they collect from retail customers. FirstEnergy and the PPUC each filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court on March 25, 2002, asking it to review the Commonwealth Court decision. Also on March 25, 2002, one intervenor filed a motion seeking an appeal of the Commonwealth Court's decision to affirm the FirstEnergy and GPU merger with the Supreme Court of Pennsylvania. In September 2002, Met-Ed and Penelec established reserves for their PLR deferred energy costs. The reserves reflect the potential adverse impact of a pending Pennsylvania Supreme Court decision as to whether or not it will review the Commonwealth Court ruling. In the original interim financial statements for the quarter ended March 31, 2002, FirstEnergy, Met-Ed and Penelec had previously disclosed, in consultation with its independent accountants, that the finalization of that potential pre-acquisition contingency relating to the FirstEnergy/GPU merger would be reflected as an adjustment to the allocation of the purchase price prior to the end of the third quarter of 2002.

        During the third quarter of 2002 and in connection with FirstEnergy finalizing the purchase accounting relating to the FirstEnergy/GPU merger, Met-Ed and Penelec revised the previously disclosed accounting for this potential pre-acquisition contingency after further consultation with its independent accountants. Accordingly, Met-Ed and Penelec amended their interim financial statements for the quarter ended March 31, 2002 to reflect establishment of the reserves in the first quarter of 2002 totaling $103.0 million at Met-Ed and $111.1 million at Penelec, with a corresponding increase in goodwill, net of tax ($60.3 million at Met-Ed and $65.0 million at Penelec). In addition, net income for the quarter ended March 31, 2002 increased $7.5 million for Met-Ed and $4.7 million for Penelec from the amounts previously reported. The increase in net income reflects the difference between the non-NUG cost of power and the amounts that Met-Ed and Penelec collected from their customers for the quarter ended March 31, 2002. That difference had been previously reflected as a change in regulatory assets based on the PPUC decision. Since these revisions are not significant to FirstEnergy's consolidated financial statements for this period, there will be no restatement of FirstEnergy's consolidated financial statements. The following tables summarize the impact on net income for Met-Ed and Penelec for the first quarter of 2002.


           Met-Ed                               3 Months Ended,
           ------                               ---------------
                                                 March 31, 2002
                                                 --------------

           Net income as previously reported....    $19,118
           Effect of revision...................      7,494
                                                    -------
           Net income as revised................    $26,612
                                                    =======


           Penelec                              3 Months Ended,
           -------                              ---------------
                                                 March 31, 2002
                                                 --------------

           Net income as previously reported....    $14,147
           Effect of revision...................      4,692
                                                    -------
           Net income as revised................    $18,839
                                                    =======


5 -   NEW ACCOUNTING STANDARDS:

        The Financial Accounting Standards Board (FASB) approved SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets," on June 29, 2001. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using purchase accounting. The provisions of the new standard relating to the determination of goodwill and other intangible assets have been applied to the GPU merger, which was accounted for as a purchase transaction, and have not materially affected the accounting for this transaction. Under SFAS 142, amortization of existing goodwill ceased January 1, 2002. Instead, goodwill will be tested for impairment at least on an annual basis -- no impairment of goodwill is anticipated as a result of a preliminary analysis. Prior to the adoption of SFAS 142, FirstEnergy amortized about $57 million ($.25 per share of common stock) of goodwill annually. There was no goodwill amortization in 2001 associated with the GPU merger under the provisions of the new standard. FirstEnergy's net income in the first quarter of 2001 and the year 2001 of $98 million and $646 million, respectively, would have been $111 million and $701 million, respectively, excluding goodwill amortization.

        In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." The new statement provides accounting standards for retirement obligations associated with tangible long-lived assets, with adoption required by January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Over time the capitalized costs are depreciated and the present value of the asset retirement liability increases, resulting in a period expense. Upon retirement, a gain or loss will be recorded if the cost to settle the retirement obligation differs from the carrying amount. FirstEnergy is currently assessing the new standard and has not yet determined the impact on its financial statements.

        In September 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Statement also supersedes the accounting and reporting provisions of APB 30. FirstEnergy's adoption of this Statement, effective January 1, 2002, will result in its accounting for any future impairments or disposals of long-lived assets under the provisions of SFAS 144, but will not change the accounting principles used in previous asset impairments or disposals. Application of SFAS 144 is not anticipated to have a major impact on accounting for impairments or disposal transactions compared to the prior application of SFAS 121 or APB 30.

6 -   SEGMENT INFORMATION:

        FirstEnergy operates under the following reportable segments: regulated services, competitive services and other (primarily corporate support services and international operations). FirstEnergy's primary segment is regulated services, which include eight electric utility operating companies in Ohio, Pennsylvania and New Jersey that provide electric transmission and distribution services. Its other material business segment consists of the subsidiaries that operate unregulated energy and energy-related businesses. Certain prior year amounts have been reclassified to conform with the current year presentation.

        The regulated services segment designs, constructs, operates and maintains FirstEnergy's regulated transmission and distribution systems. It also provides generation services to regulated franchise customers who have not chosen an alternative, competitive generation supplier. The regulated services segment obtains a portion of its required generation through power supply agreements with the competitive services segment.

   Segment Financial Information
   -----------------------------

                              Regulated Competitive     Reconciling
                              Services   Services Other Adjustments Consolidated
                              --------   -------- ----- ----------- ------------
                                              (In millions)
Three Months Ended:
-------------------

     March 31, 2002
     --------------
External revenues............. $  1,995   $  678   $123  $    6 (a)   $ 2,802
Internal revenues.............      355      410    117    (882)(b)        --
  Total revenues..............    2,350    1,088    240    (876)        2,802
Depreciation and amortization.      244        7     12      --           263
Net interest charges..........      161       10    103     (14)(b)       260
Income taxes..................      162      (41)   (40)     --            81
Income before cumulative
  effect of a change in
  accounting..................      198      (60)   (53)     --            85
Net income (loss).............      198      (60)   (22)     --           116
Total assets..................   29,147    2,706  6,288    (836)(b)    37,305
Property additions............      144       37     14      --           195


     March 31, 2001
     --------------
External revenues............. $  1,309   $  633 $    1  $   43 (a)   $  1,986
Internal revenues.............      334      500     65    (899)(b)         --
  Total revenues..............    1,643    1,133     66    (856)         1,986
Depreciation and amortization.      215        4      8      --            227
Net interest charges..........      145       (4)     8     (23)(b)        126
Income taxes..................       67       13      4      --             84
Income before cumulative
  effect of a change in
  accounting..................      123      (24)     7      --            106
Net income (loss).............      123      (32)     7      --             98
Total assets..................   15,624    1,896    481      --         18,001
Property additions............       53       94      4      --            151

Reconciling adjustments to segment operating results from internal management reporting to consolidated external financial reporting:

(a) Principally fuel marketing revenues which are reflected as reductions to expenses for internal management reporting purposes.
(b)  Elimination of intersegment transactions.



                                                    PENNSYLVANIA ELECTRIC COMPANY

                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                       -------------------------
                                                                                         2002             2001
                                                                                       --------         --------
                                                                                      (Restated)
                                                                                            (In thousands)

OPERATING REVENUES..............................................................       $242,820    |    $243,827
                                                                                       --------    |     --------
                                                                                                   |
OPERATING EXPENSES AND TAXES:                                                                      |
   Purchased power..............................................................        138,129    |      169,064
   Other operating costs........................................................         33,800    |       43,083
                                                                                       --------    |     --------
       Total operation and maintenance expenses.................................        171,929    |      212,147
   Provision for depreciation and amortization..................................         14,831    |       14,529
   General taxes................................................................         15,030    |       11,690
   Income taxes (benefit).......................................................         12,499    |       (3,336)
                                                                                       --------    |     --------
       Total operating expenses and taxes.......................................        214,289    |      235,030
                                                                                       --------    |     --------
                                                                                                   |
OPERATING INCOME................................................................         28,531    |        8,797
                                                                                                   |
OTHER INCOME....................................................................            298    |          605
                                                                                       --------    |     --------
                                                                                                   |
INCOME BEFORE NET INTEREST CHARGES..............................................         28,829    |        9,402
                                                                                       --------    |     --------
                                                                                                   |
                                                                                                   |
NET INTEREST CHARGES:                                                                              |
   Interest on long-term debt...................................................          8,421    |        8,241
   Allowance for borrowed funds used during construction........................           (120)   |         (144)
   Deferred interest............................................................           (751)   |           --
   Other interest expense ......................................................            605    |        1,575
   Subsidiaries' preferred stock dividend requirements..........................          1,835    |        1,835
                                                                                       --------    |     --------
       Net interest charges.....................................................          9,990    |       11,507
                                                                                       --------    |     --------
                                                                                                   |
NET INCOME (LOSS)...............................................................       $ 18,839    |     $ (2,105)
                                                                                       ========    |     ========





The preceding Notes to Financial Statements as they relate to the Pennsylvania Electric Company are an integral part of these statements.



                                            PENNSYLVANIA ELECTRIC COMPANY

                                             CONSOLIDATED BALANCE SHEETS


                                                                                  (Unaudited)
                                                                                   March 31,       December 31,
                                                                                      2002             2001
                                                                                   ----------      ------------
                                                                                   (Restated)
                                                                                         (In thousands)

                              ASSETS
                              ------
UTILITY PLANT:
   In service................................................................      $1,851,968       $1,845,187
   Less--Accumulated provision for depreciation..............................         644,012          630,957
                                                                                   ----------       ----------
                                                                                    1,207,956        1,214,230
  Construction work in progress-
     Electric plant..........................................................          15,578           12,857
                                                                                   ----------       ----------
                                                                                    1,223,534        1,227,087
                                                                                   ----------       ----------

OTHER PROPERTY AND INVESTMENTS:
   Non-utility generation trusts.............................................         121,686          154,067
   Nuclear plant decommissioning trusts......................................          96,293           96,610
   Long-term notes receivable from associated companies......................          15,515           15,515
   Other.....................................................................          11,410            2,265
                                                                                   ----------       ----------
                                                                                      244,904          268,457
                                                                                   ----------       ----------

CURRENT ASSETS:
   Cash and cash equivalents.................................................          18,460           39,033
   Receivables-
     Customers (less accumulated provisions of $12,215,000 and $14,719,000
        respectively, for uncollectible accounts)............................          95,093          107,170
     Associated companies....................................................          40,493           40,203
     Other...................................................................          14,825           14,842
   Prepayments and other.....................................................          37,449            8,605
                                                                                   ----------       ----------
                                                                                      206,320          209,853
                                                                                   ----------       ----------

DEFERRED CHARGES:
   Regulatory assets.........................................................         649,758          769,807
   Goodwill..................................................................         862,335          797,362
   Accumulated deferred income taxes.........................................          38,262               --
   Other.....................................................................          27,664           27,703
                                                                                   ----------       ----------
                                                                                    1,578,019        1,594,872
                                                                                   ----------        ---------
                                                                                   $3,252,777       $3,300,269
                                                                                   ==========       ==========




The preceding Notes to Financial Statements as they relate to the Pennsylvania Electric Company are an integral part of these balance sheets.



                                            PENNSYLVANIA ELECTRIC COMPANY

                                             CONSOLIDATED BALANCE SHEETS


                                                                                  (Unaudited)
                                                                                   March 31,       December 31,
                                                                                     2002              2001
                                                                                  -----------      ------------
                                                                                  (Restated)
                                                                                         (In thousands)

             CAPITALIZATION AND LIABILITIES
             ------------------------------
CAPITALIZATION:
   Common stockholder's equity-
     Common stock, par value $20 per share, authorized 5,400,000
       shares, 5,290,596 shares outstanding..................................      $  105,812       $  105,812
     Other paid-in capital...................................................       1,188,190        1,188,190
     Accumulated other comprehensive income..................................             929            1,779
     Retained earnings.......................................................          29,634           10,795
                                                                                   ----------       ----------
         Total common stockholder's equity...................................       1,324,565        1,306,576
   Company-obligated trust preferred securities .............................          92,000           92,000
   Long-term debt............................................................         471,918          472,400
                                                                                   ----------       ----------
                                                                                    1,888,483        1,870,976
                                                                                   ----------       ----------


CURRENT LIABILITIES:
   Currently payable long-term debt and preferred stock......................          50,769           50,756
   Accounts payable-
     Associated companies....................................................         114,706          126,390
     Other...................................................................          38,582           38,720
   Notes payable to associated companies.....................................          38,050           77,623
   Accrued taxes.............................................................          44,517           29,255
   Accrued interest..........................................................          18,373           12,284
   Other.....................................................................           7,600           10,993
                                                                                   ----------       ----------
                                                                                      312,597          346,021
                                                                                   ----------       ----------


DEFERRED CREDITS:
   Accumulated deferred income taxes.........................................              --           21,682
   Accumulated deferred investment tax credits...............................          11,671           11,956
   Nuclear plant decommissioning costs.......................................         135,795          135,483
    Nuclear fuel disposal costs..............................................          18,533           18,453
   Power purchase contract loss liability....................................         855,759          867,046
   Other.....................................................................          29,939           28,652
                                                                                   ----------       ----------
                                                                                    1,051,697        1,083,272
                                                                                   ----------       ----------


COMMITMENTS AND CONTINGENCIES (Note 2).......................................
                                                                                   ----------       ----------
                                                                                   $3,252,777       $3,300,269
                                                                                   ==========       ==========



The preceding Notes to Financial Statements as they relate to the Pennsylvania Electric Company are an integral part of these balance sheets.

                                                      75



                                            PENNSYLVANIA ELECTRIC COMPANY

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                   ----------------------------
                                                                                      2002               2001
                                                                                    ---------          --------
                                                                                   (Restated)
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................................................       $ 18,839    |      $ (2,105)
   Adjustments to reconcile net income (loss) to net                                            |
     cash from operating activities-                                                            |
       Provision for depreciation and amortization...........................         14,831    |        13,154
       Other amortization....................................................            782    |           462
       Deferred costs, net...................................................        (18,434)   |       (10,367)
       Deferred income taxes, net............................................         (6,304)   |           797
       Investment tax credits, net...........................................           (285)   |          (285)
       Receivables...........................................................         11,803    |         2,882
       Accounts payable......................................................        (11,822)   |        (5,317)
       Other.................................................................        (14,185)   |       (20,742)
                                                                                    --------    |      --------
         Net cash used for operating activities..............................         (4,775)   |       (21,521)
                                                                                    --------    |      --------
                                                                                                |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                           |
   New Financing-                                                                               |
     Short-term borrowings, net..............................................             --    |        30,700
   Redemptions and Repayments-                                                                  |
     Short-term borrowings, net..............................................         39,573    |            --
                                                                                    --------    |      --------
   Net cash used for (provided from) financing activities....................         39,573    |       (30,700)
                                                                                    --------    |      --------
                                                                                                |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                           |
   Property additions........................................................         10,194    |        14,223
   Proceeds from non-utility generation trusts...............................        (34,208)   |        (8,465)
   Contributions to decommissioning trusts...................................             --    |            12
   Other.....................................................................            239    |         3,319
                                                                                    --------    |      --------
         Net cash used for (provided from) investing activities..............        (23,775)   |         9,089
                                                                                    --------    |      --------
                                                                                                |
Net increase (decrease) in cash and cash equivalents.........................        (20,573)   |            90
Cash and cash equivalents at beginning of period ............................         39,033    |           580
                                                                                    --------    |      --------
Cash and cash equivalents at end of period...................................       $ 18,460    |      $    670
                                                                                    ========    |      ========




The preceding Notes to Financial Statements as they relate to the Pennsylvania Electric Company are an integral part of these statements.

                                                      76

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Shareholders of Pennsylvania
Electric Company:

We have reviewed the accompanying consolidated balance sheet of Pennsylvania Electric Company and its subsidiaries as of March 31, 2002, and the related consolidated statements of income and cash flows for the three-month period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements, after the restatement described in Note 4, for them to be in conformity with accounting principles generally accepted in the United States of America.




PricewaterhouseCoopers LLP
Cleveland, Ohio
May 15, 2002, except as to
Note 4, which is as of November 26, 2002

                          PENNSYLVANIA ELECTRIC COMPANY

                           MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


        Penelec is a wholly owned electric utility subsidiary of FirstEnergy. Penelec conducts business in northern, western, and south central parts of Pennsylvania, offering regulated electric distribution services. Penelec also provides power to those customers electing to retain them as their power supplier. Penelec's regulatory plan requires it to itemize, or unbundle, the price of electricity into its component elements - including generation, transmission, distribution and transition charges. Penelec was formerly a wholly owned subsidiary of GPU, Inc., which merged with FirstEnergy on November 7, 2001.

Results of Operations
---------------------

Operating revenues decreased by $1.0 million or 0.4% in the first quarter of 2002 compared to the first quarter of 2001. The sources of the changes in operating revenues, as compared to the same period in 2001, are summarized in the following table.


        Sources of Operating Revenue Changes
        ---------------------------------------------------------------------
             Increase (Decrease)                                 (In millions)

        Change in kilowatt-hour sales due to level of retail
           customers shopping for generation service .............  $ 35.4
        Change in other retail kilowatt-hour sales................    (5.5)
        Decrease in wholesale sales...............................   (27.9)
        Provision for rate refunds................................    (0.8)
        All other changes.........................................    (2.2)
        ---------------------------------------------------------------------

        Net Decrease in Operating Revenues........................  $ (1.0)
        =====================================================================

Electric Sales

        In the first quarter of 2002, a significant reduction in the number of customers who received their power from alternate suppliers continued to have an effect on operating revenues. During the first quarter of 2001, 25.9% of kilowatt-hour deliveries were from shopping customers, whereas only 4.4% of kilowatt-hour deliveries during the first quarter of 2002 were from shopping customers. More than offsetting this increase in revenues from returning shopping customers was lower kilowatt-hour deliveries to residential customers, primarily due to milder weather during the first quarter of 2002 compared to the first quarter of 2001. Sales to industrial customers also decreased due to a decline in economic conditions; lower sales to wholesale customers in the first quarter of 2002 also reduced operating revenues. Changes in kilowatt-hour deliveries by customer class during the first quarter of 2002, as compared to the same period of 2001, are summarized in the following table:


            Changes in Kilowatt-hour Deliveries
            ------------------------------------------------
                 Increase (Decrease)

            Residential..................          (3.8)%
            Commercial...................          (0.1)%
            Industrial...................         (16.5)%
            ------------------------------------------------

            Total Retail.................         (10.8)%
            Wholesale....................         (81.4)%
            ------------------------------------------------

            Total Deliveries.............         (20.4)%
            ------------------------------------------------


     Operating Expenses and Taxes

        Total operating expenses and taxes decreased $20.7 million in the first quarter of 2002 compared to the same period of 2001. Purchased power costs decreased $30.9 million in the first quarter of 2002 compared to the first quarter of 2001 primarily due to the absence in 2002 of a $16.0 million charge related to the termination of a wholesale energy contract in 2001. A $9.3 million decrease in other operating costs in the first quarter of 2002 compared to the same period of 2001 was primarily attributable to the absence of costs related to early retirement programs offered to certain bargaining unit employees in 2001.

     Net Interest Charges

        Net interest charges decreased by $1.5 million in the first three months of 2002, compared to the same period in 2001. The decrease was attributed to higher deferred interest related to Penelec's deferred energy costs and lower short-term borrowing levels.

     Financial Statements Revision

        During the third quarter of 2002, Penelec established a reserve and recorded a non-cash charge for deferred energy costs incurred subsequent to the merger (see Pennsylvania Regulatory Matters). The reserve reflects the potential adverse impact of a pending Pennsylvania Supreme Court decision whether to review the Commonwealth Court ruling. In the originally filed interim financial statements for the quarter ended March 31, 2002, Penelec had previously disclosed, in consultation with its independent accountants, that the finalization of that potential pre-acquisition contingency relating to the FirstEnergy/GPU merger would be reflected as an adjustment to the allocation of the purchase price prior to the end of the third quarter of 2002. During the third quarter of 2002 and in connection with FirstEnergy finalizing the purchase accounting relating to the FirstEnergy/GPU merger, Penelec revised the previously disclosed accounting for this potential pre-acquisition contingency after further consultation with its independent accountants. This resulted in the recognition of a reserve related to deferred energy costs. Accordingly, Penelec amended its interim consolidated financial statements for the quarter ended March 31, 2002 to reflect an increase of net income by approximately $4.7 million related to changes in PLR related energy costs incurred that had been previously reflected as changes to its regulatory assets (see Note 4). Should the Pennsylvania Supreme Court ultimately uphold FirstEnergy's appeal, the charge relating to 2002 would be reversed into earnings.

Capital Resources and Liquidity
-------------------------------

        Penelec has continuing cash requirements for planned capital expenditures and maturing debt. During the remaining three quarters of 2002, capital requirements for property additions and capital leases are expected to be about $75 million. Penelec also has sinking fund requirements for maturing long-term debt of $50.2 million during the remainder of 2002. These requirements are expected to be satisfied from internal cash and/or short-term credit arrangements.

        As of March 31, 2002, Penelec had about $18.5 million of cash and temporary investments and $38.1 million of short-term indebtedness. Penelec may borrow from its affiliates on a short-term basis. Penelec will not issue first mortgage bonds (FMBs) other than as collateral for senior notes, since its senior note indentures prohibit (subject to certain exceptions) it from issuing any debt which is senior to the senior notes. As of March 31, 2002, Penelec had the capability to issue $450 million of additional senior notes based upon FMB collateral. Penelec has no restrictions on the issuance of preferred stock.

Market Risk Information
-----------------------

        Penelec uses various market sensitive instruments, including derivative contracts, primarily to manage the risk of price fluctuations. Penelec's Risk Policy Committee, comprised of FirstEnergy executive officers, exercises an independent risk oversight function to ensure compliance with corporate risk management policies and prudent risk management practices.

     Commodity Price Risk

        Penelec is exposed to market risk primarily due to fluctuations in electricity and natural gas prices. To manage the volatility relating to these exposures, Penelec uses a variety of derivative instruments, including options and futures contracts. The derivatives are used principally for hedging purposes. The change in the fair value of commodity derivative contracts related to energy production during the first quarter of 2002 is summarized in the following table:

            Change in the Fair Value of Commodity Derivative Contracts
            ----------------------------------------------------------
                                                       (In millions)

            Outstanding as of December 31, 2001. ......     $1.3
            Contract value when entered................      0.2
            Increase in value of existing contracts....      9.0
            ----------------------------------------------------------
            Outstanding as of March 31, 2002...........    $10.5
            ==========================================================

        The valuation of derivative contracts is based on observable market information to the extent that such information is available. In cases where such information is not available, Penelec relies on model-based information. The model provides estimates of future regional prices for electricity and an estimate of related price volatility. Penelec utilizes these results in developing estimates of fair value for the later years of applicable electricity contracts for both financial reporting purposes and for internal management decision making. Sources of information for the valuation of derivative contracts by year are summarized in the following table:

   Source of Information - Fair Value by Contract Year
   ---------------------------------------------------

                                 2002*    2003    2004  Thereafter   Total
   ---------------------------------------------------------------------------
                                             (In millions)

   Prices actively quoted....   $ --      $0.9    $0.9     $ --      $1.8
   Prices based on models**..     --        --      --      8.7       8.7
   ---------------------------------------------------------------------------

     Total........... .......   $ --      $0.9    $0.9     $8.7     $10.5
   ===========================================================================

   *  For the remaining quarters of 2002.
   ** Relates to an embedded option that is offset by a regulatory liability and does not affect earnings.


        Penelec performs sensitivity analyses to estimate its exposure to the market risk of its commodity position. A hypothetical 10% adverse shift in quoted market prices in the near term on derivative instruments would not have had a material effect on Penelec's consolidated financial position or cash flows as of March 31, 2002.

Pennsylvania Regulatory Matters
-------------------------------

        In June and July 2001, several parties had filed Petitions for Review with the Commonwealth Court of Pennsylvania regarding the June 2001 PPUC orders which approved the FirstEnergy/GPU merger and provided rate relief for Penelec. On February 21, 2002, the Court affirmed the PPUC decision regarding the FirstEnergy/GPU merger, remanding the decision to the PPUC only with respect to the issue of merger savings. The Court reversed the PPUC's decision regarding Penelec's PLR obligation, and rejected those parts of the settlement that permitted the Company to defer for accounting purposes the difference between its wholesale power costs and the amount collected from retail customers. Penelec and PPUC each filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court on March 25, 2002, asking it to review the Commonwealth Court's decision. Also on March 25, 2002, Citizens Power filed a motion seeking an appeal of the Commonwealth Court's decision to affirm the FirstEnergy/GPU merger with the Supreme Court of Pennsylvania (see Financial Statements Revision and Note 4).

Significant Accounting Policies
-------------------------------

        Penelec prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Application of these principles often requires a high degree of judgment, estimates and assumptions that affect its financial results. All of Penelec's assets are subject to their own specific risks and uncertainties and are periodically reviewed for impairment. Assets related to the application of the policies discussed below are similarly reviewed with their risks and uncertainties reflecting these specific factors. Penelec's more significant accounting policies are described below.

     Purchase Accounting - Acquisition of GPU

        On November 7, 2001, the merger between FirstEnergy and GPU became effective, and Penelec became a wholly owned subsidiary of FirstEnergy. The merger was accounted for by the purchase method of accounting, which requires judgment regarding the allocation of the purchase price based on the fair values of the assets acquired (including intangible assets) and the liabilities assumed. The fair values of the acquired assets and assumed liabilities were based primarily on estimates. The adjustments reflected in Penelec's records, which are subject to adjustment in 2002 when finalized, primarily consist of:
(1) revaluation of certain property, plant and equipment; (2) adjusting preferred stock subject to mandatory redemption and long-term debt to estimated fair value; (3) recognizing additional obligations related to retirement benefits; and (4) recognizing estimated severance and other compensation liabilities. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill, which will be reviewed for impairment at least annually. As of March 31, 2002, Penelec had recorded goodwill of approximately $862.3 million related to the merger.

     Regulatory Accounting

     Penelec is subject to regulation that sets the prices (rates) it is permitted to charge customers based on costs that regulatory agencies determine Penelec is permitted to recover. At times, regulators permit the future recovery through rates of costs that would be currently charged to expense by an unregulated company. This rate-making process results in the recording of regulatory assets based on anticipated future cash inflows. As a result of the changing regulatory framework in Pennsylvania, a significant amount of regulatory assets have been recorded - $649.8 million as of March 31, 2002. Penelec regularly reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.

     Derivative Accounting

        Determination of appropriate accounting for derivative transactions requires the involvement of management representing operations, finance and risk assessment. In order to determine the appropriate accounting for derivative transactions, the provisions of the contract need to be carefully assessed in accordance with the authoritative accounting literature and management's intended use of the derivative. New authoritative guidance continues to shape the application of derivative accounting. Management's expectations and intentions are key factors in determining the appropriate accounting for a derivative transaction and, as a result, such expectations and intentions must be documented. Derivative contracts that are determined to fall within the scope of SFAS 133, as amended, must be recorded at their fair value. Active market prices are not always available to determine the fair value of the later years of a contract, requiring that various assumptions and estimates be used in their valuation. Penelec continually monitors its derivative contracts to determine if its activities, expectations, intentions, assumptions and estimates remain valid. As part of its normal operations, Penelec enters into commodities contracts, which increase the impact of derivative accounting judgments.

     Revenue Recognition

        Penelec follows the accrual method of accounting for revenues, recognizing revenue for kilowatt-hours that have been delivered but have not been billed through March 31, 2002. The determination of unbilled revenues requires management to make various estimates including:

        o  Net energy generated or purchased for retail load
        o  Losses of energy over transmission and distribution lines
        o Mix of kilowatt-hour usage by residential, commercial and industrial customers
        o Kilowatt-hour usage of customers receiving electricity from alternative suppliers

Recently Issued Accounting Standards Not Yet Implemented
--------------------------------------------------------

        In June 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations." The new statement provides accounting standards for retirement obligations associated with tangible long-lived assets with adoption required as of January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Over time the capitalized costs are depreciated and the present value of the asset retirement liability increases resulting in a period expense. Upon retirement, a gain or loss will be recorded if the cost to settle the retirement obligation differs from the carrying amount. Penelec is currently assessing its asset retirement obligations under the new standard and has not yet determined the impact on its financial statements.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 26, 2002




                                        PENNSYLVANIA ELECTRIC COMPANY
                                        -----------------------------
                                                  Registrant



                                             /s/Harvey L. Wagner
                                        -------------------------------
                                                Harvey L. Wagner
                                           Vice President, Controller
                                          and Chief Accounting Officer

                                  Certification


I, H. Peter Burg, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Pennsylvania Electric Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date:  November 26, 2002

                                                 /s/H. Peter Burg
                                              ------------------------
                                                    H. Peter Burg
                                               Chief Executive Officer

                                      83.1

                                  Certification


I, Richard H. Marsh, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Pennsylvania Electric Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date:  November 26, 2002

                                               /s/Richard H. Marsh
                                              -----------------------
                                                  Richard H. Marsh
                                               Chief Financial Officer

                                      83.2