Form 10-Q/A
period 2002-06-30
PENNSYLVANIA ELECTRIC CO
filed 2002-11-27
CIK 77227

FORM 10-Q/A
                                 AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------  -------------------

Commission     Registrant; State of Incorporation;            I.R.S. Employer
File Number     Address; and Telephone Number                Identification No.
-----------     -----------------------------                ------------------

1-3522         PENNSYLVANIA ELECTRIC COMPANY                     25-0718085
               (A Pennsylvania Corporation)
               c/o FirstEnergy Corp.
               76 South Main Street
               Akron, OH  44308
               Telephone (800)736-3402

                                EXPLANATORY NOTE


           Pennsylvania Electric Company (Penelec) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 to amend its financial statements, management's discussion and analysis of results of operations and financial condition and the fixed charge ratios contained in the initial report as filed with the Securities and Exchange Commission on August 8, 2002, to solely reflect the potential adverse impact of a pending Pennsylvania Supreme Court decision related to Penelec's Provider of Last Resort Obligation (see amended Note 4).

           As part of the combined Form 10-Q filing for FirstEnergy Corp. and its subsidiaries, Penelec is including the following in this amended filing:

Portions of Part I of Item 1 of Penelec's report as originally filed -

           (i) The Notes to Financial Statements appearing on pages 1 through 9 with Note 4 - "Regulatory Matters: Pennsylvania" amendment on page 7; and

           (ii) Its financial statements (as amended), the amended letter of PricewaterhouseCoopers LLP and Management's Discussion and Analysis of Results of Operations and Financial Condition (as amended), appearing on pages 79 through 87.

and Exhibit 12 - fixed charge ratios as originally filed.

           Reference is made to such report as originally filed for the complete text of all other portions of such report.

                                TABLE OF CONTENTS


                                                                      Pages

Part I. Financial Information

        Notes to Financial Statements.............................     1-7

        Pennsylvania Electric Company

        Consolidated Statements of Income.........................     79
        Consolidated Balance Sheets...............................    80-81
        Consolidated Statements of Cash Flows.....................     82
        Report of Independent Accountants.........................     83
        Management's Discussion and Analysis of Results of
         Operations and Financial Condition.......................    84-87

PART I.  FINANCIAL INFORMATION
------------------------------

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

       Securitized Transition Bonds

           On June 11, 2002, JCP&L Transition Funding LLC (the Issuer), a wholly owned limited liability company of JCP&L, sold $320 million of transition bonds to securitize the recovery of JCP&L's bondable stranded costs associated with the previously divested Oyster Creek Nuclear Generating Station.

           JCP&L does not own or did not purchase any of the transition bonds, which are included in Long-term debt on FirstEnergy's and JCP&L's Consolidated Balance Sheet. The transition bonds represent obligations only of the Issuer and are collateralized solely by the equity and assets of the Issuer, which consist primarily of bondable transition property. The bondable transition property is solely the property of the Issuer.

           Bondable transition property is a presently existing property right which includes the right to charge, collect and receive from JCP&L's utility customers, through a non-bypassable transition bond charge, the principal amount and interest on the transition bonds and other fees and expenses associated with their issuance. JCP&L, as servicer, manages and administers the bondable transition property, including the billing, collection and remittance of the transition bond charge, pursuant to a servicing agreement with the Issuer. JCP&L is entitled to a quarterly servicing fee of $100,000 that is payable from transition bond charge collections.

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

           FirstEnergy uses derivatives to hedge the risk of price, interest rate and foreign currency fluctuations. FirstEnergy's primary ongoing hedging activity involves cash flow hedges of electricity and natural gas purchases. The maximum periods over which the variability of electricity and natural gas cash flows are hedged are two and three years, respectively. Gains and losses from hedges of commodity price risks are included in net income when the underlying hedged commodities are delivered. The current net deferred loss of $133.0 million included in Accumulated Other Comprehensive Loss (AOCL) as of June 30, 2002, for derivative hedging activity as compared to the March 31, 2002 balance of $133.6 million in AOCL, resulted from the sale of $6.0 million of derivative losses with Avon, a $3.8 million loss related to current hedging activity and $1.6 million of net hedge gains included in earnings during the quarter. Approximately $15.7 million (after tax) of the current net deferred loss on derivative instruments in AOCL is expected to be reclassified to earnings during the next twelve months as hedged transactions occur. However, the fair value of these derivative instruments will fluctuate from period to period based on various market factors and will generally be more than offset by the margin on related sales and revenues.

           FirstEnergy engages in the trading of commodity derivatives and periodically experiences net open positions. FirstEnergy's risk management policies limit the exposure to market risk from open positions and require daily reporting to management of potential financial exposures.

2 -  COMMITMENTS, GUARANTEES AND CONTINGENCIES:

       Capital Expenditures

           FirstEnergy's current forecast reflects expenditures of approximately $3.2 billion (OE-$195 million, CEI-$256 million, TE-$129 million, Penn-$45 million, JCP&L-$572 million, Met-Ed-$336 million, Penelec-$387 million, ATSI-$118 million, FES-$814 million and other subsidiaries-$309 million) for property additions and improvements from 2002-2006, of which approximately $911 million (OE-$92 million, CEI-$152 million, TE-$101 million, Penn-$36 million, JCP&L-$115 million, Met-Ed-$56 million, Penelec-$51 million, ATSI-$28 million, FES-$184 million and other subsidiaries -$96 million) is applicable to 2002. Investments for additional nuclear fuel during the 2002-2006 period are estimated to be approximately $515 million (OE-$141 million, CEI-$169 million, TE-$114 million and Penn-$91 million), of which approximately $54 million (OE-$16 million, CEI-$17 million, TE-$11 million and Penn-$10 million) applies to 2002.

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

           The Companies are required to meet federally approved sulfur dioxide
(SO2) regulations. Violations of such regulations can result in shutdown of the generating unit involved and/or civil or criminal penalties of up to $31,500 for each day the unit is in violation. The Environmental Protection Agency (EPA) has an interim enforcement policy for SO2 regulations in Ohio that allows for compliance based on a 30-day averaging period. The Companies cannot predict what action the EPA may take in the future with respect to the interim enforcement policy.

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

           Various environmental liabilities have been recognized on the Consolidated Balance Sheet as of June 30, 2002, based on estimates of the total costs of cleanup, the Companies' proportionate responsibility for such costs and the financial ability of other nonaffiliated entities to pay. The Companies have been named as "potentially responsible parties" (PRPs) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute. Federal law provides that all PRPs for a particular site be held liable on a joint and several basis. In addition, JCP&L has accrued liabilities for environmental remediation of former manufactured gas plants in New Jersey; those costs are being recovered by JCP&L through a non-bypassable societal benefits charge. The Companies have total accrued liabilities aggregating approximately $57.3 million (JCP&L-$50.0 million, CEI-$2.8 million, TE-$0.2 million, Met-Ed-$0.2 million, Penelec-$0.4 million and other-$3.7 million) as of June 30, 2002. FirstEnergy does not believe environmental remediation costs will have a material adverse effect on its financial condition, cash flows or results of operations.

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

           Upon completion of its merger with GPU, FirstEnergy accepted an October 2001 offer from Aquila, Inc. (formerly UtiliCorp United) to purchase Avon Energy Partners Holdings, FirstEnergy's wholly owned holding company of Midlands Electricity plc, for $2.1 billion including the assumption of $1.7 billion of debt. The transaction closed on May 8, 2002 and reflected the March 2002 modification of Aquila's initial offer such that Aquila acquired a 79.9 percent interest in Avon for approximately $1.9 billion (including the assumption of $1.7 billion of debt). FirstEnergy received approximately $155 million in cash proceeds and approximately $87 million of long-term notes (representing the present value of $19 million per year to be received over six years beginning in 2003) from Aquila for its 79.9 percent interest. As of May 8, 2002, Avon had approximately $380 million in cash and cash equivalents. FirstEnergy and Aquila together own all of the outstanding shares of Avon through a jointly owned subsidiary, with each company having a 50-percent voting interest. Originally, in accordance with applicable accounting guidance, the earnings of those foreign operations were anticipated cash flows not recognized in current earnings from the date of the GPU acquisition until February 6, 2002. However, the revision to the initial offer by Aquila caused a reversal of this accounting in the first quarter of 2002, resulting in the recognition of a cumulative effect of a change in accounting which increased net income by $31.7 million. This resulted from the application of guidance provided by EITF Issue No. 90-6, "Accounting for Certain Events Not Addressed in Issue No. 87-11 relating to an Acquired Operating Unit to Be Sold," accounting under EITF Issue No. 87-11, recognizing the net income of Avon from November 7, 2001 to February 6, 2002 that previously was not recognized by FirstEnergy in its consolidated earnings as discussed above.

4 -  REGULATORY MATTERS:

           In Ohio, New Jersey and Pennsylvania, laws applicable to electric industry deregulation included the following provisions which are reflected in the Companies' respective state regulatory plans:

          o allowing the Companies' electric customers to select their generation suppliers;
          o establishing provider of last resort (PLR) obligations to non-shopping customers in the Companies' service areas;
          o allowing recovery of potentially stranded investment (or transition costs);
          o itemizing (unbundling) the current price of electricity into its component elements -- including generation, transmission, distribution and stranded costs recovery charges;
          o  deregulating the Companies' electric generation businesses; and
          o continuing regulation of the Companies' transmission and distribution systems.

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

           Several parties had filed Petitions for Review in June and July 2001 with the Commonwealth Court of Pennsylvania regarding the June 2001 PPUC orders. On February 21, 2002, the Court affirmed the PPUC decision regarding the FirstEnergy/GPU merger, remanding the decision to the PPUC only with respect to the issue of merger savings. The Court reversed the PPUC's decision regarding the PLR obligations of Met-Ed and Penelec, and rejected those parts of the settlement that permitted the companies to defer for accounting purposes the difference between their non-NUG wholesale power costs and the amount that they collect from retail customers. FirstEnergy and the PPUC each filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court on March 25, 2002, asking it to review the Commonwealth Court decision. Also on March 25, 2002, one intervenor filed a motion seeking an appeal of the Commonwealth Court's decision to affirm the FirstEnergy and GPU merger with the Supreme Court of Pennsylvania. In September 2002, Met-Ed and Penelec established reserves for their PLR deferred energy costs. The reserves reflect the potential adverse impact of a pending Pennsylvania Supreme Court decision as to whether or not it will review the Commonwealth Court ruling. In the original interim financial statements for the quarter ended June 30, 2002, FirstEnergy, Met-Ed and Penelec had previously disclosed, in consultation with its independent accountants, that the finalization of that potential pre-acquisition contingency relating to the FirstEnergy/GPU merger would be reflected as an adjustment to the allocation of the purchase price prior to the end of the third quarter of 2002.

           During the third quarter of 2002 and in connection with FirstEnergy finalizing the purchase accounting relating to the FirstEnergy/GPU merger, Met-Ed and Penelec revised the previously disclosed accounting for this potential pre-acquisition contingency after further consultation with its independent accountants. Accordingly, Met-Ed and Penelec amended their interim financial statements for the quarter ended June 30, 2002 to reflect establishment of the reserve in the first quarter of 2002 totaling $103.0 million at Met-Ed and $111.1 million at Penelec, with a corresponding increase in goodwill, net of tax ($60.3 million at Met-Ed and $65.0 million at Penelec). In addition, net income for the quarter ended June 30, 2002 decreased $3.7 million for Met-Ed and $4.4 million for Penelec from the amounts previously reported. The decrease in net income reflects the difference between the non-NUG cost of power and the amounts that Met-Ed and Penelec collected from their customers for the quarter ended June 30, 2002. That difference had been previously reflected as a change in regulatory assets based on the PPUC decision. Since these revisions are not significant to FirstEnergy's consolidated financial statements for this period, there will be no restatement of FirstEnergy's consolidated financial statements. The following tables summarize the impact on net income for Met-Ed and Penelec for the second quarter of 2002.


  Met-Ed                                 3 Months Ended       6 Months Ended
  ------                                 --------------       ---------------
                                          June 30, 2002        June 30, 2002
                                         --------------       ---------------
                                                     (In thousands)

  Net income as previously reported...       $19,667              $38,785
  Effect of revision..................        (3,706)               3,788
                                             -------              -------
  Net income as revised...............       $15,961              $42,573
                                             =======              =======


  Penelec                                3 Months Ended       6 Months Ended
  -------                                --------------       ---------------
                                          June 30, 2002        June 30, 2002
                                         --------------       ---------------
                                                     (In thousands)

  Net income as previously reported...       $11,245              $25,392
  Effect of revision..................        (4,390)                 302
                                            --------              -------
  Net income as revised...............      $  6,855              $25,694
                                            ========              =======

5 -  NEW ACCOUNTING STANDARDS:

           The Financial Accounting Standards Board (FASB) approved SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets," on June 29, 2001. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using purchase accounting. The provisions of the new standard relating to the determination of goodwill and other intangible assets have been applied to the GPU merger, which was accounted for as a purchase transaction, and have not materially affected the accounting for this transaction. Under SFAS 142, amortization of existing goodwill ceased January 1, 2002. Instead, goodwill will be tested for impairment at least on an annual basis -- based on the results of the transition analysis, no impairment of goodwill is required. Prior to the adoption of SFAS 142, FirstEnergy amortized about $57 million ($.25 per share of common stock) of goodwill annually. There was no goodwill amortization in 2001 associated with the GPU merger under the provisions of the new standard. FirstEnergy's net income in the second quarter of 2001 and the first half of 2001 of $146 million and $244 million, respectively, would have been $160 million and $271 million, respectively, excluding goodwill amortization.

           In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." The new statement provides accounting standards for retirement obligations associated with tangible long-lived assets, with adoption required by January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Over time the capitalized costs are depreciated and the present value of the asset retirement liability increases, resulting in a period expense. Upon retirement, a gain or loss will be recorded if the cost to settle the retirement obligation differs from the carrying amount. FirstEnergy has identified various applicable legal obligations as defined under the new standard and expects to complete an analysis of their financial impact in the second half of 2002.

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



     Segment Financial Information
     -----------------------------

                                         Regulated     Competitive               Reconciling
                                          Services       Services      Other     Adjustments       Consolidated
                                         ---------     -----------     -----     -----------       ------------
                                                                   (In millions)
Three Months Ended:
-------------------

       June 30, 2002
       -------------
External revenues.....................    $ 2,161         $  696    $   86      $     6   (a)         $ 2,949
Internal revenues.....................        177            417       125         (719)  (b)              --
   Total revenues.....................      2,338          1,113       211         (713)                2,949
Depreciation and amortization.........        233              6        12           --                   251
Net interest charges..................        156              7       102          (15)  (b)             250
Income taxes..........................        213              5       (33)          --                   185
Income before cumulative effect of a
   change in accounting...............        273              7       (47)          --                   233
Net income (loss).....................        273              7       (47)          --                   233
Total assets..........................     30,261          2,010     2,009           --                34,280
Property additions....................        120             72        32           --                   224


       June 30, 2001
       -------------
External revenues.....................    $ 1,260         $  499    $    1      $    44   (a)         $ 1,804
Internal revenues.....................        223            448        64         (735)  (b)              --
   Total revenues.....................      1,483            947        65         (691)                1,804
Depreciation and amortization.........        196              4         7           --                   207
Net interest charges..................        107             13         8           (7)  (b)             121
Income taxes..........................        158            (41)        3           --                   120
Income before cumulative effect of
   a change in accounting.............        159            (17)        4           --                   146
Net income (loss).....................        159            (17)        4           --                   146
Total assets..........................     15,494          2,154       490           --                18,138
Property additions....................         36             84         5           --                   125


Six Months Ended:
-----------------

       June 30, 2002
       -------------
External revenues.....................    $ 4,156         $1,374    $  209      $    12   (a)         $ 5,751
Internal revenues.....................        532            827       242       (1,601)  (b)              --
   Total revenues.....................      4,688          2,201       451       (1,589)                5,751
Depreciation and amortization.........        477             13        24           --                   514
Net interest charges..................        317             17       205          (29)  (b)             510
Income taxes..........................        375            (37)      (73)          --                   265
Income before cumulative effect of a
   change in accounting...............        471            (53)     (100)          --                   318
Net income (loss).....................        471            (53)      (68)          --                   350
Total assets..........................     30,261          2,010     2,009           --                34,280
Property additions....................        264            110        46           --                   420


       June 30, 2001
       -------------
External revenues.....................    $ 2,569         $1,132    $    2      $    87   (a)         $ 3,790
Internal revenues.....................        557            948       129       (1,634)  (b)              --
   Total revenues.....................      3,126          2,080       131       (1,547)                3,790
Depreciation and amortization.........        411              8        15           --                   434
Net interest charges..................        252              9        16          (30)  (b)             247
Income taxes..........................        225            (28)        7           --                   204
Income before cumulative effect of
   a change in accounting.............        282            (41)       11           --                   252
Net income (loss).....................        282            (49)       11           --                   244
Total assets..........................     15,494          2,154       490           --                18,138
Property additions....................         89            178         9           --                   276



Reconciling adjustments to segment operating results from internal management reporting to consolidated external financial reporting:

(a) Principally fuel marketing revenues which are reflected as reductions to expenses for internal management reporting purposes.
(b)  Elimination of intersegment transactions.




                                                     PENNSYLVANIA ELECTRIC COMPANY

                                                   CONSOLIDATED STATEMENTS OF INCOME
                                                              (Unaudited)


                                                                 Three Months Ended                Six Months Ended
                                                                       June 30,                        June 30,
                                                                ----------------------         -----------------------
                                                                  2002          2001              2002          2001
                                                                --------      --------         ---------      --------
                                                               (Restated)                      (Restated)
                                                                                    (In thousands)

OPERATING REVENUES........................................      $237,576   |  $230,600         $480,396   |   $474,427
                                                                --------   |  --------         --------   |   --------
                                                                           |                              |
OPERATING EXPENSES AND TAXES:                                              |                              |
   Purchased power........................................       150,723   |   142,327          288,852   |    311,391
   Other operating costs..................................        38,418   |    37,682           72,218   |     80,765
                                                                --------   |  --------         --------   |   --------
       Total operation and maintenance expenses...........       189,141   |   180,009          361,070   |    392,156
   Provision for depreciation and amortization............        14,814   |    15,099           29,645   |     29,628
   General taxes..........................................        14,426   |    12,461           29,456   |     24,151
   Income taxes...........................................         3,300   |     4,638           15,799   |      1,302
                                                                --------   |  --------         --------   |   --------
       Total operating expenses and taxes.................       221,681   |   212,207          435,970   |    447,237
                                                                --------   |  --------         --------   |   --------
                                                                           |                              |
OPERATING INCOME..........................................        15,895   |    18,393           44,426   |     27,190
                                                                           |                              |
OTHER INCOME..............................................           789   |     1,414            1,087   |      2,019
                                                                --------   |  --------         --------   |   --------
                                                                           |                              |
INCOME BEFORE NET INTEREST CHARGES........................        16,684   |    19,807           45,513   |     29,209
                                                                --------   |  --------         --------   |   --------
                                                                           |                              |
NET INTEREST CHARGES:                                                      |                              |
   Interest on long-term debt.............................         7,907   |     8,178           16,328   |     16,419
   Allowance for borrowed funds used during construction..          (163)  |      (140)            (283)  |       (284)
   Deferred interest......................................          (691)  |        --           (1,442)  |         --
   Other interest expense.................................           834   |     2,744            1,439   |      4,319
   Subsidiaries' preferred stock dividend requirements....         1,942   |     1,835            3,777   |      3,670
                                                                --------   |  --------         --------   |   --------
       Net interest charges...............................         9,829   |    12,617           19,819   |     24,124
                                                                --------   |  --------         --------   |   --------
                                                                           |                              |
NET INCOME................................................      $  6,855   |  $  7,190         $ 25,694   |   $  5,085
                                                                ========   |  ========         ========   |   ========



The preceding Notes to Financial Statements as they relate to Pennsylvania Electric Company are an integral part of these statements.




                                                     PENNSYLVANIA ELECTRIC COMPANY

                                                      CONSOLIDATED BALANCE SHEETS


                                                                                   (Unaudited)
                                                                                    June 30,       December 31,
                                                                                      2002             2001
                                                                                   ----------      ------------
                                                                                   (Restated)
                                                                                          (In thousands)

                              ASSETS
                              ------
UTILITY PLANT:
   In service................................................................      $1,860,346       $1,845,187
   Less--Accumulated provision for depreciation..............................         656,265          630,957
                                                                                   ----------       ----------
                                                                                    1,204,081        1,214,230
  Construction work in progress-
     Electric plant..........................................................          13,720           12,857
                                                                                   ----------       ----------
                                                                                    1,217,801        1,227,087
                                                                                   ----------       ----------

OTHER PROPERTY AND INVESTMENTS:
   Non-utility generation trusts.............................................         122,162          154,067
   Nuclear plant decommissioning trusts......................................          94,733           96,610
   Long-term notes receivable from associated companies......................          15,515           15,515
   Other.....................................................................           6,673            2,265
                                                                                   ----------       ----------
                                                                                      239,083          268,457
                                                                                   ----------       ----------

CURRENT ASSETS:
   Cash and cash equivalents.................................................          20,311           39,033
   Receivables-
     Customers (less accumulated provisions of $11,432,000 and $14,719,000,
        respectively, for uncollectible accounts)............................          92,933          107,170
     Associated companies....................................................          62,119           40,203
     Other...................................................................          16,815           14,842
   Prepayments and other.....................................................          21,302            8,605
                                                                                   ----------       ----------
                                                                                      213,480          209,853
                                                                                   ----------       ----------

DEFERRED CHARGES:
   Regulatory assets.........................................................         572,256          769,807
   Goodwill..................................................................         862,335          797,362
   Accumulated deferred income taxes.........................................          30,014               --
   Other.....................................................................          27,469           27,703
                                                                                   ----------       ----------
                                                                                    1,492,074        1,594,872
                                                                                   ----------       ----------
                                                                                   $3,162,438       $3,300,269
                                                                                   ==========       ==========



                                                     PENNSYLVANIA ELECTRIC COMPANY

                                                      CONSOLIDATED BALANCE SHEETS


                                                                                  (Unaudited)
                                                                                   June 30,        December 31,
                                                                                     2002              2001
                                                                                  -----------      ------------
                                                                                   (Restated)
                                                                                         (In thousands)

             CAPITALIZATION AND LIABILITIES
             ------------------------------

CAPITALIZATION:
   Common stockholder's equity-
     Common stock, par value $20 per share, authorized 5,400,000
       shares, 5,290,596 shares outstanding..................................      $  105,812      $   105,812
     Other paid-in capital...................................................       1,188,190        1,188,190
     Accumulated other comprehensive income..................................             198            1,779
     Retained earnings.......................................................          22,489           10,795
                                                                                   ----------      -----------
         Total common stockholder's equity...................................       1,316,689        1,306,576
   Company-obligated trust preferred securities .............................          92,107           92,000
   Long-term debt............................................................         471,444          472,400
                                                                                   ----------      -----------
                                                                                    1,880,240        1,870,976
                                                                                   ----------      -----------


CURRENT LIABILITIES:
   Currently payable long-term debt..........................................          25,783           50,756
   Accounts payable-
     Associated companies....................................................         122,110          126,390
     Other...................................................................          44,092           38,720
   Notes payable to associated companies.....................................         103,488           77,623
   Accrued taxes.............................................................           9,430           29,255
   Accrued interest..........................................................          12,647           12,284
   Other.....................................................................           8,267           10,993
                                                                                   ----------      -----------
                                                                                      325,817          346,021
                                                                                   ----------      -----------


DEFERRED CREDITS:
   Accumulated deferred income taxes.........................................              --           21,682
   Accumulated deferred investment tax credits...............................          11,385           11,956
   Nuclear plant decommissioning costs.......................................         135,999          135,483
    Nuclear fuel disposal costs..............................................          18,617           18,453
   Power purchase contract loss liability....................................         763,489          867,046
   Other.....................................................................          26,891           28,652
                                                                                   ----------      -----------
                                                                                      956,381        1,083,272
                                                                                   ----------      -----------


COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 2)...........................
                                                                                   ----------      -----------
                                                                                   $3,162,438       $3,300,269
                                                                                   ==========       ==========




The preceding Notes to Financial Statements as they relate to Pennsylvania Electric Company are an integral part of these balance sheets.



                                                     PENNSYLVANIA ELECTRIC COMPANY

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)


                                                                 Three Months Ended                Six Months Ended
                                                                       June 30,                        June 30,
                                                                ----------------------         -----------------------
                                                                  2002          2001             2002           2001
                                                                --------      --------         ---------      --------
                                                               (Restated)                      (Restated)
                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:                                      |                             |
Net income................................................      $  6,855   |    $  7,190        $ 25,694 |    $  5,085
   Adjustments to reconcile net income to net                              |                             |
     cash from operating activities-                                       |                             |
       Provision for depreciation and amortization........        14,814   |      12,660          29,645 |      25,814
       Other amortization.................................          (595)  |         582             187 |       1,044
       Deferred costs, net................................        (9,266)  |     (24,388)        (27,700)|     (34,755)
       Deferred income taxes, net.........................         4,866   |       8,085          (1,438)|       8,882
       Investment tax credits, net........................          (286)  |        (286)           (571)|        (571)
       Receivables........................................       (21,455)  |       6,619          (9,652)|       9,501
       Accounts payable...................................        12,915   |      48,397           1,093 |      43,080
       Accrued taxes......................................       (35,087)  |       4,620         (19,825)|      (5,644)
       Other..............................................        15,248   |       3,321         (14,199)|      (7,157)
                                                                --------   |    --------        -------- |    --------
         Net cash provided from (used for) operating                       |                             |
          activities .....................................       (11,991)  |      66,800         (16,766)|      45,279
                                                                --------   |    --------        -------- |    --------
                                                                           |                             |
CASH FLOWS FROM FINANCING ACTIVITIES:                                      |                             |
   New Financing-                                                          |                             |
     Short-term borrowings, net...........................        65,438   |      22,500          25,865 |      53,200
     Contributions from parent............................            --   |      50,000              -- |      50,000
   Redemptions and Repayments-                                             |                             |
     Long-term debt.......................................        24,973   |          --          24,973 |          --
   Dividend Payments-                                                      |                             |
     Common stock.........................................        14,000   |          --          14,000 |          --
                                                                --------   |    --------        -------- |    --------
         Net cash used for (provided from) financing                       |                             |
          activities .....................................       (26,465)  |     (72,500)         13,108 |    (103,200)
                                                                --------   |    --------        -------- |    --------
                                                                           |                             |
CASH FLOWS FROM INVESTING ACTIVITIES:                                      |                             |
   Property additions.....................................        12,623   |      15,149          22,817 |      29,372
   Proceeds from non-utility generation trusts............            --   |      (7,720)        (34,208)|     (16,185)
   Decommissioning trust investments......................            --   |           3              -- |          15
   Other..................................................            --   |         852             239 |       4,171
                                                                --------   |    --------        -------- |    --------
         Net cash used for (provided from) investing                       |                             |
          activities .....................................        12,623   |       8,284         (11,152)|      17,373
                                                                --------   |    --------        -------- |    --------
                                                                           |                             |
Net increase (decrease) in cash and cash equivalents......         1,851   |     131,016         (18,722)|     131,106
Cash and cash equivalents at beginning of period..........        18,460   |         670          39,033 |         580
                                                                --------   |    --------        -------- |    --------
Cash and cash equivalents at end of period................      $ 20,311   |    $131,686        $ 20,311 |    $131,686
                                                                ========   |    ========        ======== |    ========



The preceding Notes to Financial Statements as they relate to Pennsylvania Electric Company are an integral part of these statements.


                        REPORT OF INDEPENDENT ACCOUNTANTS









To the Board of Directors and
Shareholders of Pennsylvania
Electric Company:

We have reviewed the accompanying consolidated balance sheet of Pennsylvania Electric Company and its subsidiaries as of June 30, 2002, and the related consolidated statements of income and cash flows for each of the three-month and six-month periods ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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





PricewaterhouseCoopers LLP
Cleveland, Ohio
August 8, 2002, except as to Note 4,
which is as of November 26, 2002

                          PENNSYLVANIA ELECTRIC COMPANY

                           MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


           Penelec is a wholly owned electric utility subsidiary of FirstEnergy. Penelec conducts business in northern, western, and south central portions of Pennsylvania, offering regulated electric transmission and distribution services. Penelec also provides power to those customers electing to retain them as their power supplier. Penelec's regulatory plan itemizes, or unbundles, the price of electricity into its component elements - including generation, transmission, distribution and transition charges. Penelec was formerly a wholly owned subsidiary of GPU, Inc., which merged with FirstEnergy on November 7, 2001.

Results of Operations
---------------------

           Operating revenues increased by $7.0 million or 3.0% in the second quarter of 2002, and by $6.0 million or 1.3% in the first half of 2002, compared to the same periods in 2001. The sources of the changes in operating revenues, as compared to the same periods in 2001, are summarized in the following table.


                                                             Three Months Ended      Six Months Ended
       Sources of Operating Revenue Changes                    June 30, 2002          June 30, 2002
       -----------------------------------------------------------------------------------------------
       Increase (Decrease)                                                (In millions)

       Change in kilowatt-hour sales due to level of retail
            customers shopping for generation service.....         $ 25.0                $ 60.4
       Change in other retail kilowatt-hour sales.........           (3.3)                 (8.8)
       Change in wholesale sales..........................          (12.7)                (40.6)
       All other changes..................................           (2.0)                 (5.0)
                                                                   ------                ------

       Net Increase in Operating Revenues.................         $  7.0                $  6.0
                                                                   ======                ======



       Electric Sales

           In the first half of 2002, a significant reduction in the number of customers receiving their power from alternate suppliers continued to have a positive effect on operating revenues. During the first six months of 2001, 21.5% of kilowatt-hours delivered were to shopping customers, whereas only 4.9% of kilowatt-hours delivered during the first six months of 2002 were to shopping customers. Offsetting this increase in revenues from returning shopping customers were lower sales to wholesale customers during the first half of 2002. A decline in economic conditions resulted in a decrease in sales to industrial customers during the six months ended June 30, 2002; however, conditions began to improve in the quarter ended June 30, 2002, resulting in an increase in industrial sales during that period. Changes in kilowatt-hour deliveries by customer class during the three and six months periods ended June 30, 2002, as compared to the same periods in 2001, are summarized in the following table:


 Changes in Distribution Deliveries   Three Months Ended      Six Months Ended
   and Wholesale Generation Sales       June 30, 2002          June 30, 2002
 -----------------------------------------------------------------------------
 Increase (Decrease)

 Residential.......................           1.5%                 (1.5)%
 Commercial........................           2.0%                  0.9%
 Industrial........................           9.3%                 (4.9)%
                                            -----                 -----

 Total Retail......................           4.2%                 (1.8)%
 Wholesale.........................         (56.9)%               (71.9)%
                                            -----                 -----

 Total.............................          (2.5)%               (10.7)%
                                            -----                 -----

       Operating Expenses and Taxes

           Total operating expenses and taxes increased by $9.5 million in the second quarter of 2002 compared to the same period in 2001, as a result of a slight increase in operation and maintenance expenses, as well as higher general taxes.

           Total operating expenses and taxes decreased by $11.3 million in the first six months of 2002 compared to the same period in 2001. A $22.5 million decrease in purchased power costs during this period was primarily due to the absence in 2002 of a $16.0 million charge related to the termination of a wholesale energy contract in 2001. A decrease of $8.5 million during the same period was primarily attributable to the absence of costs related to early retirement programs offered to certain bargaining unit employees during the first quarter of 2001. These decreases were partially offset by an increase of $5.3 million in general taxes in the first six months of 2002 compared to the same period in 2001, as well as higher pension and other employee related costs.

       Net Interest Charges

           Net interest charges decreased by $2.8 million in the second quarter of 2002, and $4.3 million in the first half of 2002, compared to the same periods in 2001. The decreases reflect higher interest deferrals related to Penelec's deferred provider of last resort costs, and reduced short-term borrowing levels.

       Financial Statements Revision

           During the third quarter of 2002, Penelec established a reserve and recorded a non-cash charge for deferred energy costs incurred subsequent to the merger (see Pennsylvania Regulatory Matters). The reserve reflects the potential adverse impact of a pending Pennsylvania Supreme Court decision whether to review the Commonwealth Court ruling. In the originally filed interim financial statements for the quarter ended June 30, 2002, Penelec had previously disclosed, in consultation with its independent accountants, that the finalization of that potential pre-acquisition contingency relating to the FirstEnergy/GPU merger would be reflected as an adjustment to the allocation of the purchase price prior to the end of the third quarter of 2002. During the third quarter of 2002 and in connection with FirstEnergy finalizing the purchase accounting relating to the FirstEnergy/GPU merger, Penelec revised the previously disclosed accounting for this potential pre-acquisition contingency after further consultation with its independent accountants. This resulted in the recognition of a reserve related to deferred energy costs. Accordingly, Penelec amended its interim consolidated financial statements for the quarter ended June 30, 2002 to reflect a decrease of net income by approximately $4.4 million related to changes in PLR related energy costs incurred that had been previously reflected as changes to its regulatory assets (see Note 4). Should the Pennsylvania Supreme Court ultimately uphold FirstEnergy's appeal, the charge relating to 2002 would be reversed into earnings.

Capital Resources and Liquidity
-------------------------------

           Penelec has continuing cash requirements for planned capital expenditures and maturing debt. During the remaining six months of 2002, capital requirements for property additions and capital leases are expected to be about $31.6 million. Penelec also has requirements for maturing long-term debt of $25.2 million during the remainder of 2002. These requirements are expected to be satisfied from internal cash and/or short-term credit arrangements.

           As of June 30, 2002, Penelec had about $20.3 million of cash and temporary investments and $103.5 million of short-term indebtedness. Penelec may borrow from its affiliates on a short-term basis. Penelec will not issue first mortgage bonds (FMBs) other than as collateral for senior notes, since its senior note indenture prohibits (subject to certain exceptions) it from issuing any debt which is senior to the senior notes. As of June 30, 2002, Penelec had the capability to issue up to $463 million of additional FMBs on the basis of property additions and retired bonds. Penelec has no restrictions on the issuance of preferred stock.

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

       Commodity Price Risk

           Penelec is exposed to market risk primarily due to fluctuations in electricity and natural gas prices. To manage the volatility relating to these exposures, Penelec uses a variety of derivative instruments, including options and futures contracts. The derivatives are used for hedging purposes. The change in the fair value of commodity derivative contracts related to energy production during the second quarter of 2002 is summarized in the following table:


           Change in the Fair Value of Commodity Derivative Contracts
   ----------------------------------------------------------------------
                                                           (In millions)
   Outstanding net asset as of March 31, 2002..........        $10.5
   Settled contracts...................................         (0.2)
   Change in techniques/assumptions....................          --
   Decrease in value of existing contracts.............         (4.6)
                                                               -----

   Outstanding net asset as of June 30, 2002...........        $ 5.7
                                                               =====

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


 Source of Information - Fair Value by Contract Year
 ---------------------------------------------------

                                2002*     2003      2004   Thereafter    Total
-------------------------------------------------------------------------------
                                               (In millions)
 Prices actively quoted...     $(0.1)     $0.1     $ --       $ --       $ --
 Prices based on models**.       --        --        --        5.7        5.7
                               -----      ----     ----       ----       ----

   Total..................     $(0.1)     $0.1     $ --       $5.7       $5.7
                               =====      ====     ====       ====       ====

 * For the last half of 2002.
 ** Relates to an embedded option that is offset by a regulatory liability and does not affect earnings.


           Penelec performs sensitivity analyses to estimate its exposure to the market risk of its commodity position. A hypothetical 10% adverse shift in quoted market prices and volatilities in the near term on derivative instruments would not have had a material effect on Penelec's consolidated financial position or cash flows as of June 30, 2002.

Pennsylvania Regulatory Matters
-------------------------------

           In June and July 2001, several parties had filed Petitions for Review with the Commonwealth Court of Pennsylvania regarding the June 2001 PPUC orders which approved the FirstEnergy/GPU merger and provided rate relief for Met-Ed. On February 21, 2002, the Court affirmed the PPUC decision regarding the FirstEnergy/GPU merger, remanding the decision to the PPUC only with respect to the issue of merger savings. The Court reversed the PPUC's decision regarding Met-Ed's PLR obligation, and rejected those parts of the settlement that permitted the Company to defer for accounting purposes the difference between its wholesale power costs and the amount collected from retail customers. Met-Ed and PPUC each filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court on March 25, 2002, asking it to review the Commonwealth Court's decision. Also on March 25, 2002, Citizens Power filed a motion seeking an appeal of the Commonwealth Court's decision to affirm the FirstEnergy/GPU merger with the Supreme Court of Pennsylvania (see Financial Statements Revision and
Note 4).

Significant Accounting Policies
-------------------------------

           Penelec prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Application of these principles often requires a high degree of judgment, estimates and assumptions that affect financial results. All of Penelec's assets are subject to their own specific risks and uncertainties and are regularly reviewed for impairment. Assets related to the application of the policies discussed below are similarly reviewed with their risks and uncertainties reflecting these specific factors. Penelec's more significant accounting policies are described below.

       Purchase Accounting - Acquisition of GPU

           On November 7, 2001, the merger between FirstEnergy and GPU became effective, and Penelec became a wholly owned subsidiary of FirstEnergy. The merger was accounted for by the purchase method of accounting, which requires judgment regarding the allocation of the purchase price based on the fair values of the assets acquired (including intangible assets) and the liabilities assumed. The fair values of the acquired assets and assumed liabilities were based primarily on estimates. The adjustments reflected in Penelec's records, which are subject to adjustment in 2002 when finalized, primarily consist of:
(1) revaluation of certain property, plant and equipment; (2) adjusting preferred stock subject to mandatory redemption and long-term debt to estimated fair value; (3) recognizing additional obligations related to retirement benefits; and (4) recognizing estimated severance and other compensation liabilities. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill, which will be reviewed for impairment at least annually. FirstEnergy's most recent review was completed in June 2002. The results of that review indicate that no impairment of Penelec's $862.3 million of goodwill is appropriate.

       Regulatory Accounting

           Penelec is subject to regulation that sets the prices (rates) it is permitted to charge customers based on costs that regulatory agencies determine Penelec is permitted to recover. At times, regulators permit the future recovery through rates of costs that would be currently charged to expense by an unregulated company. This rate-making process results in the recording of regulatory assets based on anticipated future cash inflows. As a result of the changing regulatory framework in Pennsylvania, a significant amount of regulatory assets have been recorded - $572.3 million as of June 30, 2002. Penelec regularly reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.

       Derivative Accounting

           Determination of appropriate accounting for derivative transactions requires the involvement of management representing operations, finance and risk assessment. In order to determine the appropriate accounting for derivative transactions, the provisions of the contract need to be carefully assessed in accordance with the authoritative accounting literature and management's intended use of the derivative. New authoritative guidance continues to shape the application of derivative accounting. Management's expectations and intentions are key factors in determining the appropriate accounting for a derivative transaction and, as a result, such expectations and intentions must be documented. Derivative contracts that are determined to fall within the scope of SFAS 133, as amended, must be recorded at their fair value. Active market prices are not always available to determine the fair value of the later years of a contract, requiring that various assumptions and estimates be used in their valuation. Penelec continually monitors its derivative contracts to determine if its activities, expectations, intentions, assumptions and estimates remain valid. As part of its normal operations, Penelec enters into commodity contracts, which increase the impact of derivative accounting judgments.

       Revenue Recognition

           Penelec follows the accrual method of accounting for revenues, recognizing revenue for kilowatt-hours that have been delivered but not yet billed through the end of the accounting period. The determination of unbilled revenues requires management to make various estimates including:

           o    Net energy generated or purchased for retail load

           o    Losses of energy over transmission and distribution lines

           o Mix of kilowatt-hour usage by residential, commercial and industrial customers

           o Kilowatt-hour usage of customers receiving electricity from alternative suppliers

Recently Issued Accounting Standards Not Yet Implemented
--------------------------------------------------------

           In June 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations." The new statement provides accounting standards for retirement obligations associated with tangible long-lived assets with adoption required as of January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Over time the capitalized costs are depreciated and the present value of the asset retirement liability increases resulting in a period expense. Upon retirement, a gain or loss will be recorded if the cost to settle the retirement obligation differs from the carrying amount. Penelec has identified various applicable legal obligations as defined under the new standard and expects to complete an analysis of their financial impact in the second half of 2002.

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



November 26, 2002








                                       PENNSYLVANIA ELECTRIC COMPANY
                                       -----------------------------
                                                Registrant



                                         /s/  Harvey L. Wagner
                                   ---------------------------------------
                                              Harvey L. Wagner
                                         Vice President, Controller
                                       and Chief Accounting Officer

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




Date:  November 26, 2002


                                               /s/H. Peter Burg
                                          ------------------------------
                                                  H. Peter Burg
                                              Chief Executive Officer

                                  90.1


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




Date:  November 26, 2002


                                              /s/Richard H. Marsh
                                       ---------------------------------------
                                                 Richard H. Marsh
                                               Chief Financial Officer


                                    90.2